Form 10-Q
period 2011-03-31
SQN Alternative Investment Fund III, L.P.
filed 2011-05-16
CIK 1489367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM _______ TO _______.
COMMISSION FILE NUMBER: 333-166195
SQN Alternative Investment Fund III, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2173346 (I.R.S. Employer ID No.)

120 Wall Street, 18th Floor New York, NY (Address of principal executive offices)	10005 (Zip code)
Issuer’s telephone number: (212) 422-2166
None
(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 13, 2011, there were 1,200 units of the Registrant’s partnership interests issued and outstanding.

SQN Alternative Investment Fund III, L.P.

SQN Alternative Investment Fund III, LP.
Condensed Balance Sheets

	March 31, 2011
	(Unaudited)	December 31, 2010
Assets
Cash	$678	$232

Total assets	$678	$232

Liabilities and Partners’ (Deficit) Equity

Accrued expenses	$29,227	$—

Total liabilities	29,227	—

Equity — General Partner	$(194)	$99
Equity — Limited Partner	(28,105)	883
Subscription receivable — Limited Partner	(250)	(750)

Total Partners’ (Deficit) Equity	(28,549)	232

Total Liabilities and Partners’ (Deficit) Equity	$678	$232

See notes to condensed financial statements.

SQN Alternative Investment Fund III, L.P.
Condensed Statement of Operations

Three Months
Ended March 31,
2011
(Unaudited)
Expenses:
Administration fees	$10,500
Professional fees	18,727
Other expenses	54

Total expenses	29,281

Net loss	$(29,281)

Net loss allocable to:
Limited Partner	$(28,988)
General Partner	$(293)

$(29,281)

Weighted average number of limit partnership interests outstanding	$—

See notes to condensed financial statements.

SQN Alternative Investment Fund III, L.P.
Condensed Statement of Changes in Partners’ (Deficit) Equity
Three Months Ended March 31, 2011

				Subscription
		General	Limited	Receivable -
	Total	Partner	Partner	Limited Partner
Partners capital contributions	$1,100	$100	$1,000	$—
Less: subscription receivable	(750)	—	—	(750)
Net loss	(118)	(1)	(117)	—

Balance, December 31, 2010	232	99	883	(750)

Add: subscription received	500	—	—	500
Net loss	(29,281)	(293)	(28,988)	—

Balance, March 31, 2011 (Unaudited)	$(28,549)	$(194)	$(28,105)	$(250)

See notes to condensed financial statements.

SQN Alternative Investment Fund III, L.P.
Condensed Statement of Cash Flows
Three Months Ended March 31, 2011

Three Months
Ended March 31,
2011 (Unaudited)
Cash flows from operating activities:
Net loss	$(29,281)
Change in operating assets and liabilities:
Accrued expenses	29,227

Net cash used in operating activities	(54)

Cash flows from financing activities:
Proceeds from limited partner for capital contributions	500

Net cash provided by financing activities	500

Net increase in cash	446
Cash, beginning of period	232

Cash, end of period	$678

See notes to condensed financial statements.

SQN Alternative Investment Fund III, L.P.
Notes to Condensed Financial Statements
March 31, 2011
(Unaudited)
1.	Organization and Nature of Operations
Nature of business and operations — The condensed financial statements at March 31, 2011 and for the quarter ended March 31, 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Prospectus, dated March 17, 2011, contained in the Partnership’s Registration Statement on Form S-1, as amended.
SQN Alternative Investment Fund III, L.P. (the “Partnership”) was organized as a Delaware limited partnership on March 10, 2010 and will be engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership will terminate no later than December 31, 2034.
The principal investment strategy of the Partnership will be to invest in business-essential, revenue-producing equipment with high in-place value and long, relative to the lease term, economic life. The Partnership expected to achieve its investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment.
The General Partner of the Partnership is SQN AIF III GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, SQN Capital Management, LLC (the “Investment Manager”). Both the General Partner and the Investment Manager are Delaware limited liability companies. The General Partner will manage and control the day to day activities and operations, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager will make all investment decisions and manage the investment portfolio of the Partnership. The Investment Manager is equally owned by SQN Capital Corporation and Summit Asset Management Limited (“SAM”), a United Kingdom based leasing company.
SQN Capital Corporation and SAM will, from time to time, originate transactions on their own behalf and offer to sell all or part of such transactions to the Partnership either individually or as a portfolio depending upon, among other things, the appropriateness of the proposed investment for the Partnership (as determined by the Investment Manager, in its sole discretion) and the amount available for investment by the Partnership at such time.
The Partnership will make, at the sole discretion of the Investment Manager, semi-annual cash distributions to each partner computed at 3% of each partner’s capital contribution, beginning six months after the Partnership’s initial closing. The Partnership’s income, losses and distributions will be allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received total distributions equal to each limited partners capital contribution plus an 8%, compounded annually, cumulative return on each limited partners capital contribution. After such time, income, losses and distributions will be allocated 80% to the limited partners and 20% to the General Partner.
A limited partner may not redeem their partnership units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a limited partner.
The Partnership is currently in the offering period, which expires the earlier of raising $50,000,000 in limited partner capital contributions (50,000 units at $1,000 per unit) or March 2013. The Partnership will invest most of the net proceeds from its offering in items of equipment that are subject to leases, equipment financing

SQN Alternative Investment Fund III, L.P.
Notes to Condensed Financial Statements
March 31, 2011
(Unaudited)
transactions, and residual ownership rights in leased equipment, a time period known as the operating period. The operating period begins when the Partnership starts investing the offering proceeds and is expected to last for three years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions. After the net offering proceeds are invested, additional investments will be made with the cash generated from the Partnership’s initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to partners. The investment in additional equipment in this manner is called “reinvestment.” After the operating period, the Partnership will sell its assets in the ordinary course of business, a time frame called the “liquidation period.” The liquidation period is expected to last four years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions.
2.	Summary of Significant Accounting Policies
Cash and cash equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts maintained at financial institutions.
The Partnership’s cash and cash equivalents are held principally at one financial institution and at times may exceed federally insured limits. The Partnership has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.
Risks and uncertainties - In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments. Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the United Kingdom. Although the Partnership does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the industry segments in which they operate.
Asset impairments - The significant assets in the Partnership’s investment portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If impairment is determined to exist, impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.
The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual value in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.
Revenue recognition - The Partnership will record revenue based upon the lease classification determined at the time of the transaction.
The Partnership will lease equipment to third parties and each such lease may be classified as either a finance lease or an operating lease, which will be based upon the terms of each lease. Initial direct costs will be capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs will be included as a component of the cost of the equipment and depreciated.

SQN Alternative Investment Fund III, L.P.
Notes to Condensed Financial Statements
March 31, 2011
(Unaudited)
For finance leases, the Partnership will record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs, if any, related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income will be recognized as finance income over the term of the lease using the effective interest rate method.
For operating leases, rental income will be recognized on a straight line basis over the lease term. Billed and uncollected operating lease receivables will be included in accounts receivable. Accounts receivable will be stated at their estimated net realizable value. Deferred rental income is the difference between the timing of the cash payments and the income recognized on a straight line basis.
The Investment Manager has an investment committee that approves each new equipment lease, financing transaction, and lease acquisition. As part of its process it determines the residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.
Acquisition expense - Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to selection and acquisition of equipment which are to be borne by the Partnership under the terms of the Registration Statement, as amended. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.
Income taxes — As a partnership no provision for income taxes will be recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.
Uncertain tax positions - The Partnership has adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Position”). Uncertain Tax Position prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under Uncertain Tax Position, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its tax position for the period ended December 31, 2010 and the quarter ended March 31, 2011, and does not expect any material adjustments to be made.
Per Share Data — Net loss attributable to the Partnership’s per weighted average per unit is based upon the weighted average number of units during the period.
Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.
Recent Accounting Pronouncements
The Partnership has adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide

SQN Alternative Investment Fund III, L.P.
Notes to Condensed Financial Statements
March 31, 2011
(Unaudited)
disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. The pronouncement is effective for the Partnership’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Partnership’s financial statements that include periods beginning on or after January 1, 2011.
In December 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments affect any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Partnership does not expect the provisions of ASU 2010-29 to have a material effect on the Partnership’s financial position, results of operations or cash flows.
In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): An Amendment to the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendment affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. As a result, the amendment eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. For public entities, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this amendment did not have an impact on the Partnership’s financial position, results of operations or cash flows.
3.	Related Party Transactions
The General Partner will be responsible for the day-to-day operations of the Partnership and the Investment Manager will make all investment decisions and manage the investment portfolio of the Partnership. The Partnership will pay the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the limited partners on their capital contributions. The General Partner also has a 1% interest in the profits, losses and distributions of the Partnership.

SQN Alternative Investment Fund III, L.P.
Notes to Condensed Financial Statements
March 31, 2011
(Unaudited)
The Partnership will also pay the Investment Manager an amount equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies.
SQN Securities, LLC (‘Securities”) is a Delaware limited liability company and is majority-owned subsidiary of the Partnership’s Investment Manager. Securities is the sole selling agent of the Partnership’s units, is a member of the Financial Industry Regulatory Authority and the Security Investor Protection Corporation. The Partnership will pay Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities.
SAM and SQN Capital Corporation, each a member of the Investment Manager, will, from time to time, originate transactions on their own behalf and offer to sell all or part of such transactions to the Partnership either individually or as a portfolio depending upon, among other things, the appropriateness of the proposed investment for the Partnership (as determined by the Investment Manager, in its sole discretion) and the amount available for investment by the Partnership at such time.
4.	Indemnifications
The Partnership will enter into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements will not be known.
In the normal course of business, the Partnership will enter into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties — in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations — also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions. The General Partner knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.
5.	Subsequent Events
On May 2, 2011, the next business day following April 30, 2011, the Partnership admitted 19 Limited Partners with capital contributions totaling $1,200,500.

     Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion of our current financial position and results of operations. This discussion should be read together with our Prospectus, dated March 17, 2011, contained in our Registration Statement on Form S-1, as amended. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.
     As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN Alternative Investment Fund III, L.P.
Forward-Looking Statements
     Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Overview
     We are a Delaware limited partnership formed on March 10, 2010. We will operate a fund in which the capital invested by partners will be pooled together. This pool of capital will then be used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. The pooled capital contributions also will be used to pay fees and expenses associated with our organization and to fund a capital reserve.
     Many of our investments will be structured as full payout or operating equipment leases. In addition, we intend to invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to those equipment or other assets, at a future date. We also may structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we may use other investment structures, such as vendor and rental (hire) programs that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure will include us holding title to or a priority position in the equipment or other asset.
     Although the composition of our portfolio cannot be determined at this stage, we expect to invest in assets and equipment that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager also may identify other assets or industries that meet our investment objectives. We expect to invest in assets and equipment located primarily within the United States, Canada and the European Union.
     We expect that we will conduct our activities for at least seven years and divide our life into three periods: the Offering period, the Operating Period and the Liquidation Period. During the Offering Period we will raise money from investors for the earlier of two years from the date of our Prospectus or $50,000,000. The offering will terminate if we do not receive and accept subscriptions totaling $1,200,000 by April 30, 2011. On May 2, 2011, the next business day after April 30, 2011, we admitted 19 limited partners with a total capital contribution of $1,200,500. During the Operating Period we will begin to invest the offering proceeds in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. The Operating Period will begin and, unless extended by our General Partner, will last for three years from the date it begins. During the Operating Period, we anticipate paying a semi-annual cash distribution to partners equal to 3% of their capital contributions. We anticipate that the Operating

Period will overlap with the Offering Period. The Liquidation Period, unless extended by our General Partner will last four years. During the Liquidation Period we will make irregular distributions to partners as the investments in our portfolio mature. We generally will not be reinvesting the proceeds from investments during this period. It is our intention to wind down the portfolio and distribute proceeds to partners during this period.
     Our General Partner manages and controls our business affairs, including, but not limited to, our investments in equipment leases, under the terms of our Partnership Agreement. Our Investment Manager, an affiliate of our General Partner, will originate and service our investments. Our Investment Manager also sponsored and manages three other equipment leasing and finance funds.
Recent Significant Transactions
     We did not enter into any significant transactions for the quarter ended March 31, 2011.
Recent Accounting Pronouncements
     We have adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. The pronouncement is effective our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.
     In December 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments affect any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We does not expect the provisions of ASU 2010-29 to have a material effect on our financial position, results of operations or cash flows.
     In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): An Amendment to the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendment affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. As a result, the amendment eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. For public entities, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this amendment did not have an impact on our financial position, results of operations or cash flows.

Critical Accounting Policies
     An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in accounting principles generally accepted in the United States of America requires our General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.
     Lease Classification and Revenue Recognition
     Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. For a finance lease, initial direct costs are capitalized and amortized over the lease term. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.
     For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.
     For operating leases, rental income is recognized on a straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected. Accounts receivable are stated at their estimated net realizable value. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.
     Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our impairment review policy.
     The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.
     Asset Impairments
     The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.
     The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.
     Depreciation
     We record depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.
Results of Operations from March 17, 2011 (Commencement of Operations) through March 31, 2011 (the “2011 Period”)
     On March 17, 2011 the SEC declared our Registration Statement effective. We are currently completing the application process with the various states so we can solicit our units to investors. Our minimum offering is $1,200,000. If we do not receive and accept subscriptions totaling $1,200,000 by April 30, 2011, this offering may be terminated. On May 2, 2011, the next business day after April 30, 2011, we admitted 19 limited partners with a total capital contribution of $1,200,500. For investors from the Commonwealth of Pennsylvania the minimum offering is $7,500,000. With the net proceeds from our offering, we will invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. As our investments mature, we may sell the initial equipment leases and other physical assets and reinvest the proceeds in additional equipment leases and other physical assets.
     We did not recognize any revenue during the 2011 Period.
     Total expenses for the 2011 Period were $29,281, which was primarily comprised of accounting fees of $18,727 and fund administration fees of $10,500.
Net Loss
     As a result of the foregoing factors, the net loss for the 2011 Period was $29,281.
Liquidity and Capital Resources
     Cash Flows Summary
     For the three months ended March 31, 2011, we increased our overall cash position by $446. This was a result of our original limited partner paying $500 against their subscription receivable. During this time we also incurred $54 in bank charges.
     Operating Activities
     For the 2011 Period, we had net cash flows used in operating activities of $54. This was solely due to bank charges incurred during this time period. For the three months ended March 31, 2011, we had not yet begun either our Offering Period or our Operating Period and do not believe we will generate any material sources or uses of cash until we do.
     We anticipate generating cash flow from operating activities once we begin our Operating Period and acquire various types of leased equipment which we expect will include positive cash flow streams.

     Investing Activities
     For the 2011 Period, we did not have any cash activity relating to investing activities.
     During the early part of our Operating Period we expect our use of cash from investing activities to increase significantly. We will use this cash to purchase various types of leased equipment, including operating and direct finance leases, enter into participation agreements and residual sharing agreements.
     Financing Activities
     For the 2011 Period we generated cash flow from financing activities
     We anticipate, during the Offering Period that most, if not all, of our source of cash will be from capital contributions from new partners purchasing our units.
     Contractual Obligations
     At March 31, 2011, our only contractual obligations are with our Investment Manager and SQN Securities, LLC (“Securities”). We will pay the Investment Manager a fixed monthly management fee of $60,000. The fixed monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. We anticipate that we will pay this fixed monthly management fee through the Operating Period. We will pay Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities. At March 31, 2011, we cannot determine what this amount will be.
     During the Operating Period, we anticipate paying a semi-annual cash distribution to our partners equal to 3% of their capital contributions.
Commitments and Contingencies and Off-Balance Sheet Transactions
     At March 31, 2011, we had entered into no commitments and had no off balance sheet transactions.
Subsequent Event
     On May 2, 2011, the next business day following April 30, 2011, the Partnership admitted 19 Limited Partners with capital contributions totaling $1,200,500.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There are no material changes to the disclosures related to these items since we filed our Prospectus, dated March 17, 2011, contained in our Registration Statement on Form S-1, as amended.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.
     In designing and evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our General Partner’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.
Evaluation of internal control over financial reporting
     There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our financial position or results of operations. We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in our prospectus, dated March 17, 2011, contained in our Registration Statement on Form S-1, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on March 17, 2011. From March 17, 2011 through March 31, 2011, we did not receive any capital contributions.
     On May 2, 2011, the next business day following April 30, 2011, the Partnership admitted 19 Limited Partners with capital contributions totaling $1,200,500.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended March 31, 2011.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.
File No. 333-166195
SQN AIF III GP, LLC
General Partner of the Registrant
May 16, 2011

/s/ Jeremiah Silkowski
Jeremiah Silkowski
Chief Executive Officer and President (Principal Executive Officer)
May 16, 2011

/s/ David C. Wright
David C. Wright
Chief Financial Officer (Principal Accounting and Financial Officer)