Form 10-Q
period 2011-06-30
SQN Alternative Investment Fund III, L.P.
filed 2011-08-12
CIK 1489367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM _______ TO _______.
COMMISSION FILE NUMBER: 333-166195
SQN Alternative Investment Fund III L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2173346 (I.R.S. Employer ID No.)

110 William Street, 26th Floor
New York, NY (Address of principal executive offices)	10038 (Zip code)
Issuer’s telephone number: (212) 422-2166
120 Wall Street, 18th Floor
New York, NY 10005
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 10, 2011, there were 4,538.50 units of the Registrant’s partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

Part I — FINANCIAL INFORTATION
SQN Alternative Investment Fund III L.P.
Condensed Balance Sheets
Assets

	June 30, 2011
	(Unaudited)	December 31, 2010
Cash and cash equivalents	$1,094,502	$232
Escrow receivable	840,834	—
Investment in finance lease, net	2,931,294	—
Initial direct costs, net of accumulated amortization of $-	73,322	—
Other assets	1,750	—

Total assets	$4,941,702	$232

Liabilities and Partners’ Equity

Accrued expenses	$174,100	$—
Other Liabilities	1,230,096	—
Limited Partners contributions received in advance	839,900	—

Total liabilities	2,244,096	—

Equity — Limited Partner	2,699,564	133
Equity — General Partner	(1,958)	99

Total Partners’ Equity	2,697,606	232

Total Liabilities and Partners’ Equity	$4,941,702	$232

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.
Condensed Statements of Operations

	Three Months	Six Months Ended
	Ended June 30, 2011	June 30, 2011
	(Unaudited)	(Unaudited)
Revenue:
Interest income	$934	$934

Total revenue	934	934

Expenses:
Management fees — Investment Partner	$120,000	$120,000
Administration fees	11,800	22,300
Professional fees	44,260	62,987
Other expenses	1,295	1,349

Total expenses	177,355	206,636

Net loss	$(176,421)	$(205,702)

Net loss allocable to:
Limited Partner	$(174,657)	$(203,645)
General Partner	(1,764)	(2,057)

	$(176,421)	$(205,702)

Weighted average number of limited partnership interests outstanding	1,886	1,886

Net loss attributable to limited partners per weighted average number of limited partnership interests outstanding	$(92.60)	$(107.97)

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.
Condensed Statement of Changes in Partners’ Equity
Six Months Ended June 30, 2011

	Limited				Subscription
	Partnership		General	Limited	Receivable -
	Interests	Total	Partner	Partners	Limited Partner
Partners capital contributions	1	$1,100	$100	$1,000	$—
Less: subscription receivable	—	(750)	—	—	(750)
Net loss	—	(118)	(1)	(117)	—

Balance, December 31, 2010	1	232	99	883	(750)

Partners capital contributions	3,850	3,850,000	—	3,850,000	—
Add: subscription received	—	500	—	—	500
Offering and Distribution Expenses	—	(947,424)	—	(947,424)	—
Net loss	—	(205,702)	(2,057)	(203,645)	—

Balance, June 30, 2011 (Unaudited)	3,851	$2,697,606	$(1,958)	$2,699,814	$(250)

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.
Condensed Statement of Cash Flows
Six Months Ended June 30, 2011
(Unaudited)

Cash flows from operating activities:
Net loss	$(205,702)
Change in operating assets and liabilities:
Other assets	(1,750)
Accrued expenses	24,100

Net cash used in operating activities	(183,352)

Cash flows from investing activities:
Purchase of finance leases	(1,774,520)

Net cash used in investing activities	(1,774,520)

Cash flows from financing activities:
Proceeds from limited partner capital contributions	3,850,500
Cash paid for offering and distribution expenses	(797,424)
Increase in escrow deposits	(840,834)
Limited Partners capital contributions received in advance	839,900

Net cash provided by financing activities	3,052,142

Net increase in cash and cash equivalents	1,094,270
Cash and cash equivalents, beginning of period	232

Cash and cash equivalents, end of period	$1,094,502

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)
1.	Organization and Nature of Operations
Nature of business and operations — The condensed financial statements at June 30, 2011 and for the three and six months ended June 30, 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Prospectus, dated March 17, 2011, contained in the Partnership’s Registration Statement on Form S-1, as amended.
SQN Alternative Investment Fund III L.P. (the “Partnership”) was organized as a Delaware limited partnership on March 10, 2010 and is engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership will terminate no later than December 31, 2034.
The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing equipment with high in-place value and long, relative to the investment term, economic life. The Partnership expects to achieve its investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment.
The General Partner of the Partnership is SQN AIF III GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, SQN Capital Management, LLC (the “Investment Manager”). Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner will manage and control the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager will make all investment decisions and manage the investment portfolio of the Partnership. On June 28, 2011 the officers of Summit Asset Management Limited (“SAM”) which prior to that date had equal ownership of the Investment Manager with SQN Capital Corporation resigned from both the General Partner and the Investment Manager. At this time, SAM redeemed its ownership interest in the Investment Manager. In doing so, SAM will be able to provide credit enhancement and origination services that could not be provided as an affiliate of the Partnership under NASAA Guidelines.
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
The Partnership will make, at the sole discretion of the Investment Manager, semi-annual cash distributions to each partner computed at 3% (pro-rated to the date of admission for each limited partner) of each partner’s capital contribution, beginning six months after the Partnership’s initial closing which occurred on May 2, 2011. The Partnership’s income, losses and distributions are allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received total distributions equal to each limited partners capital contribution plus an 8%, compounded annually, cumulative return on each limited partners capital contribution. After such time, income, losses and distributions will be allocated 80% to the limited partners and 20% to the General Partner.
A limited partner may not redeem their partnership units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a limited partner.

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)
The Partnership is currently in the Offering Period, which expires the earlier of raising $50,000,000 in limited partner capital contributions (50,000 units at $1,000 per unit) or March 17, 2013. During the Operating Period the Partnership will invest most of the net proceeds from its offering in items of equipment that are subject to leases, equipment financing transactions, and in residual ownership rights in leased equipment. The Operating Period begins when the Partnership starts investing the offering proceeds, which occurred on June 29, 2011, and is expected to last for three years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions. After the net offering proceeds are invested, additional investments will be made with the cash generated from the Partnership’s initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to partners. The investment in additional equipment in this manner is called “reinvestment.” After the Operating Period, the Partnership will sell its assets in the ordinary course of business, a time frame called the “Liquidation Period.” The Liquidation Period is expected to last four years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions.
On May 2, 2011, the first business day after April 30, 2011, the Partnership admitted its initial 19 limited partners with total capital contributions of $1,200,000. From May 3, 2011 through June 30, 2011, the Partnership admitted an additional 38 limited partners with total capital contributions of $2,650,000.
2.	Summary of Significant Accounting Policies
Cash and cash equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts held at financial institutions.
The Partnership’s cash and cash equivalents are held principally at one financial institution and at times may exceed federally insured limits. The Partnership has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.
Finance lease receivables and allowance for doubtful accounts - In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful accounts. Receivables are written off when the Investment Manager determines they are uncollectible. An allowance for doubtful accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded on the books are deemed collectible.
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

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)
The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual value in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.
Revenue recognition - The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of lease.
The Partnership leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease. Initial direct costs will be capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs will be included as a component of the cost of the equipment and depreciated.
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
The Investment Manager has an investment committee that approves each new equipment lease, financing transaction, and lease acquisition. As part of its process it determines the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates. Unguaranteed residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.
Initial direct costs - The Partnership capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets. IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. These costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for finance leases. Upon disposal of the underlying lease assets, both the IDC and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense.
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

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)
Income taxes - As a partnership no provision for income taxes will be recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.
Uncertain tax positions - The Partnership has adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Position”). Uncertain Tax Position prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under Uncertain Tax Position, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its tax position for the period ended December 31, 2010 and the six months ended June 30, 2011, and does not expect any material adjustments to be made. The tax year 2010 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.
Per Share Data - Net loss attributable to the Partnership’s weighted average number of limited partnership interests is calculated based upon the weighted average number of limited partnership interests outstanding during the period.
Foreign currency transactions - The Partnership has designated the United States of America dollar as the functional currency for most of the Partnership’s operations in international locations. In those countries where the Partnership has designated the United States of America dollar as the functional currency, certain assets and liabilities are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s results of operations.
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

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to the presentation of other comprehensive income (“OCI”). This guidance eliminates the option to present components of OCI as part of the statement of changes in partners’ equity. The guidance allows for a one-statement or two-statement approach, outlined as follows:
•	One-statement approach: Present the components of net income and total net income, the components of OCI and total OCI, along with the total comprehensive income in a single continuous statement.

•	Two-statement approach: Present the components of net income and total net income in the statement of operations. A statement of OCI would immediately follow the statement of operations and include the components of OCI and a total for OCI, along with the total of comprehensive income.
The guidance also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have an effect on the Partnership’s financial position or results of operations

In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards (“IFRS”). This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)
after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Partnership’s financial position or results of operations.
3.	Related Party Transactions
The General Partner is responsible for the day-to-day operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the limited partners on their capital contributions. The General Partner also has a 1% interest in the profits, losses and distributions of the Partnership.
The Partnership also pays the Investment Manager an amount equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the three and six months ended June 30, 2011, the Partnership paid the Investment Manager $120,000 for management fees which is included in the condensed statement of operations.
SQN Securities, LLC (‘Securities”) is a Delaware limited liability company and is a majority-owned subsidiary of the Partnership’s Investment Manager. Securities is the sole selling agent of the Partnership’s interests and is a member of both the Financial Industry Regulatory Authority and the Security Investor Protection Corporation. The Partnership pays Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities. For the three and six months ended June 30, 2011, Securities was paid $77,010, which is included in offering and distribution expense in the condensed statement of changes in partners’ equity.
On June 28, 2011 the officers of Summit Asset Management Limited (“SAM”) which prior to that date had equal ownership of the Investment Manager with SQN Capital Corporation resigned from both the General Partner and the Investment Manager. At this time, SAM redeemed its ownership interest in the Investment Manager. In doing so, SAM will be able to provide credit enhancement and origination services that could not be provided as an affiliate of the Partnership under NASAA Guidelines.
SQN Capital Corporation and SAM, will, from time to time, originate transactions on their own behalf and offer to sell all or part of such transactions to the Partnership either individually or as a portfolio depending upon, among other things, the appropriateness of the proposed investment for the Partnership (as determined by the Investment Manager, in its sole discretion) and the amount available for investment by the Partnership at such time.
4.	Investment in finance lease
On June 29, 2011, the Partnership entered into a lease transaction for a bottle recycling and extrusion line located in the United Kingdom for £1,830,000 ($2,931,294 applying exchange rates at June 30, 2011) with a lease term of 60 months. Under the terms of the agreement the Partnership is to fund the lessee in two installments; an initial installment of £1,100,000 and a second installment of £730,000. The Partnership paid the initial installment on June 29, 2011, in the amount of $1,774,520. The second installment is contingent upon the lessee raising its own equity of £3,000,000. The Partnership accrued the second installment totaling $1,156,774 which is included in other liabilities in the accompanying condensed balance sheet. At lease termination the lessee has an option to purchase the leased equipment for £253,821 ($406,570 applying exchange rates at June 30, 2011). At June 30, 2011, the Partnership incurred and accrued initial direct costs of $73,322, which is included in other liabilities in the accompanying condensed balance sheet.
The initial rental period may last up to 12 months if certain milestones are not reached. During the initial rental period the Partnership will earn monthly rental income of £11,229 ($17,987 applying exchange rates at June 30,

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)
2011). Once the lease commences, the Partnership will receive monthly payments of £40,937 ($65,573 applying exchange rates at June 30, 2011).
Investment in finance lease consists of the following at June 30, 2011:

Minimum rental payments	$4,340,944
Estimated residual value	—
Unearned income	(1,409,650)

$2,931,294

At June 30, 2011, the aggregate amounts of future minimum lease payments receivable are as follows:

Years Ending June 30,
2012	$655,729
2013	786,875
2014	786,875
2015	786,875
2016	786,875
Thereafter	537,715

$4,340,944

5.	Indemnifications
The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.
In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner and Investment Manager, no liability will arise as a result of these provisions. The General Partner and Investment Manager knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.
6.	Subsequent Events
During July 2011, the Partnership admitted an additional 16 limited partners with capital contributions totaling $688,000. At July 31, 2011, the Partnership incurred and paid to Securities $13,760 in distribution expenses related to the capital contributions raised during July 2011.

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
     As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN Alternative Investment Fund III L.P.
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
     Overview
     We are a Delaware limited partnership formed on March 10, 2010. We operate a fund in which the capital invested by partners is pooled together. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.
     Many of our investments are structured as full payout or operating equipment leases. In addition, we invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to those equipment or other assets, at a future date. We also structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we use other investment structures, such as vendor and rental (hire) programs that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure includes us holding title to or a priority position in the equipment or other asset.
     Although the overall composition of our portfolio cannot be determined at this stage, we invest in assets and equipment that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager also may identify other assets or industries that meet our investment objectives. We invest in assets and equipment located primarily within the United States, Canada and the European Union.
     We will conduct our activities for at least seven years and divide our life into three periods: the Offering Period, the Operating Period and the Liquidation Period. During the Offering Period we raise money from investors for the earlier of; (i) $50,000,000 or (ii) two years from the date of our Prospectus, which was March 17, 2011. During the Operating Period we invest the offering proceeds in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. The Operating Period begins and, unless extended by our General Partner, will last for three years from the date we acquired our first leased equipment which was June 29, 2011. During the Operating Period, we anticipate paying a semi-annual cash distribution to our partners equal to 3% of their capital contributions. We anticipate that the Operating Period will overlap with the Offering Period. The Liquidation Period, unless extended at the sole discretion of our General Partner will last four years. During the Liquidation Period we will make irregular distributions to our partners as the investments in our portfolio mature. We generally will not be reinvesting the proceeds from investments during this period. It is our intention to wind down the portfolio and distribute proceeds to our partners during this period.
     Our General Partner manages and controls our business affairs, including, but not limited to, our investments in equipment leases, under the terms of our Partnership Agreement. Our Investment Manager, an affiliate of our General Partner, will originate and service our investments. Our Investment Manager also sponsors and manages three other equipment leasing and finance funds.
     Recent Significant Transactions
     Bottle recycling and extrusion line
     On June 29, 2011, we entered into a finance lease transaction with Eco Plastics Limited for a bottle recycling and extrusion line located in the United Kingdom for £1,830,000 ($2,931,294 applying exchange rates at June 30, 2011) with a lease term of 60 months. Under the terms of the agreement we will fund the lessee in two installments; an initial installment of £1,100,000 and a second installment of £730,000. We paid the initial installment on June 29, 2011, in the amount of $1,774,520. The second installment is contingent upon the lessee raising its own equity of £3,000,000. We have accrued the second installment totaling $1,156,774. At lease termination the lessee has an option to purchase the leased equipment for £253,821 ($406,570 applying exchange rates at June 30, 2011). At June 30, 2011, we incurred and accrued initial direct costs of $73,322.
     During the initial rental period, which may last up to 12 months if certain milestones are not reached, we will earn monthly rental income of £11,229 ($17,987 applying exchange rates at June 30, 2011). Once the lease commences, we will receive monthly payments of £40,937 ($65,573 applying exchange rates at June 30, 2011).
     Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to the presentation of other comprehensive income (“OCI”). This guidance eliminates the option to present components of OCI as part of the statement of changes in partners’ equity. The guidance allows for a one-statement or two-statement approach, outlined as follows:
•	One-statement approach: Present the components of net income and total net income, the components of OCI and total OCI, along with the total comprehensive income in a single continuous statement.

•	Two-statement approach: Present the components of net income and total net income in the statement of operations. A statement of OCI would immediately follow the statement of operations and include the components of OCI and a total for OCI, along with the total of comprehensive income.
     The guidance also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have an effect on our financial position or results of operations
     In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards (“IFRS”). This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.
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
     Lease Classification and Revenue Recognition
     Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease. For a finance lease, initial direct costs are capitalized and amortized over the lease term. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.
     For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, if any, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.
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
     Asset Impairments
     The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.
     The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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
     Results of Operations from April 1, 2011 through June 30, 2011 (the “2011 Quarter”)
     We are currently in our Offering Period and entered into our initial lease transaction on June 29, 2011, which marks the beginning of our Operating Period. The Offering Period is designated as the period in which we are raising capital from investors. During this period we expect to generate the majority of our cash flow from financing activities. During the 2011 Quarter we admitted 57 limited partners totaling $3,850,000 in limited partner capital contributions. We have also entered our Operating Period, which is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash outflows from investing activities as we acquire leased equipment.
     For the 2011 Quarter we earned interest income of $934 and incurred $177,355 in expenses.
     For the 2011 Quarter we did not earn any revenue from leased equipment, all of our revenue was derived from interest income. We entered into our initial equipment lease on June 29, 2011 and will have revenue from equipment leases going forward. As we acquire additional equipment leases we expect our revenue to grow substantially.
     During the 2011 Quarter we incurred $177,355 in expenses. Our largest expense during this period was $120,000 for management fees paid to our Investment Manager. We also incurred professional fees totaling $44,260, which was comprised of accounting fees and legal fees.
     Net Loss
     As a result of the factors discussed above we incurred a net loss for the 2011 Quarter of $176,421.
     Results of Operations from January 1, 2011 through June 30, 2011 (the “2011 Period”)
     On March 17, 2011 the Securities and Exchange Commission (the “SEC”) declared our Registration Statement effective. Since that date, we have completed our application process to sell our partnership interests in numerous states and are continuing the process in other states. For the 2011 Period, in those states where we have completed the application process, we have admitted 57 limited partners and accepted $3,850,000 in limited partner capital contributions.
     We are currently in our Offering Period and entered into our initial lease transaction on June 29, 2011, which marks the beginning of our Operating Period. The Offering Period is designated as the period in which we are raising capital from investors. During this period we expect to generate the majority of our cash flow from financing activities. We have also entered our Operating Period, which is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash outflows from investing activities as we acquire leased equipment.
     For the 2011 Period we earned interest income of $934 and incurred $206,636 in expenses.
     For the 2011 Period we did not earn any revenue from leased equipment, all of our revenue was derived from interest income. We entered into our initial equipment lease on June 29, 2011 and will have revenue from equipment leases going forward. As we acquire additional equipment leases we expect our revenue to grow substantially.
     During the 2011 Period we incurred $206,636 in expenses. Our largest expense during this period was $120,000 for management fees paid to our Investment Manager. We also incurred professional fees totaling $62,987, which was comprised of accounting fees and legal fees and we incurred $22,300 in fund administration expense.

     Net Loss
     As a result of the factors discussed above we incurred a net loss for the 2011 Period of $205,702.
     Liquidity and Capital Resources
     Cash Flows Summary
     For the 2011 Period, we increased our overall cash position by $1,094,270. This increase was primarily the result of our entering the Offering Period and admitting 57 limited partners, who combined, contributed $3,850,500 in capital contributions. We also incurred various cash outflows, the acquisition of leased equipment totaled $1,774,520 which was from investing activities and $797,424 relating to costs paid for offering and distribution expenses which were from financing activities.
     Operating Activities
     For the 2011 Period, we incurred net cash flows used in operating activities of $183,352. This was principally due to our net loss for the 2011 Period of $205,702, which was offset by our increase in cash flows from accrued expenses of $24,100. We anticipate generating cash flow from operating activities once we begin our Operating Period and acquire various types of leased equipment which we expect will include positive cash flow streams.
     Investing Activities
     For the 2011 Period, we experienced net cash flows used in investing activities of $1,774,520. This was solely due to our acquisition of an equipment lease on June 29, 2011. During the early part of our Operating Period we expect our use of cash from investing activities to increase significantly. We will use this cash to purchase various types of leased equipment, including operating and finance leases, enter into participation agreements and residual sharing agreements.
     Financing Activities
     For the 2011 Period we generated cash flow from financing activities of $3,052,142. This was predominately due to our entering our Offering Period and admitting 57 limited partners, who combined contributed $3,850,500 in capital contributions. We also had various cash outflows during the 2011 Period, most notable for offering and distribution expenses which totaled $797,424. We anticipate, during the Offering Period that most, if not all, of our source of cash will be from capital contributions from new investors purchasing our limited partnership interests.
     Contractual Obligations
     At June 30, 2011, we have a contractual obligation for $1,156,774, which is the remaining balance due on our June 29, 2011 equipment lease acquisition. In addition we have a $73,322 commitment to pay for initial direct costs associated with the equipment lease acquired on June 29, 2011. We also have contractual obligations with our Investment Manager and SQN Securities, LLC (“Securities”). We will pay the Investment Manager either a fixed monthly management fee of $60,000 or 1.975% per annum of the aggregate offering proceeds. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. We anticipate that we will pay this monthly management fee through the Operating Period. We will pay Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities. At June 30, 2011, we cannot determine what this amount will be.
     During the Operating Period, we anticipate paying a semi-annual cash distribution to our partners equal to 3% of their capital contributions.
     Commitments and Contingencies and Off-Balance Sheet Transactions
     At June 30, 2011, we had entered into no commitments and had no off balance sheet transactions.

     Subsequent Event
     During July 2011, we admitted an additional 16 Limited Partners with capital contributions totaling $688,000. At July 31, 2011, we incurred and paid to SQN Securities, LLC $13,760 in distribution expenses related to the capital contributions raised during July 2011.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In April 2011, a major credit rating agency put United States government debt on its watch list for a possible downgrade due to the political stalemate revolving around raising the debt ceiling of the United States. On August 5, 2011, this same credit rating agency downgraded the United States government debt from AAA to AA+. We are currently evaluating this action and have not determined the possible effect this may have on our business.
     There are no material changes to the disclosures related to these items since we filed our Prospectus, dated March 17, 2011, contained in our Registration Statement on Form S-1, as amended.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures
     In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on March 17, 2011. Our Offering Period commenced on March 17, 2011 and is anticipated to end no later than March 16, 2013. From March 17, 2011 through June 30, 2011 we received capital contributions totaling $3,850,000. For the 2011 Period we have paid distribution expenses to SQN Securities, LLC of $77,010 and we have paid or accrued offering expenses totaling $870,414.
     During July 2011, we admitted an additional 16 limited partners with capital contributions totaling $688,000. At July 31, 2011, we incurred and paid to SQN Securities, LLC $13,760 in distribution expenses related to the capital contributions raised during July 2011.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended June 30, 2011.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
Exhibits 31.1
Exhibits 31.2
Exhibits 32.1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.
File No. 333-166195
SQN AIF III GP, LLC
General Partner of the Registrant
August 12, 2011

/s/ Jeremiah Silkowski

Jeremiah Silkowski
Chief Executive Officer and President
(Principal Executive Officer)

August 12, 2011

/s/ David C. Wright

David C. Wright
Chief Financial Officer
(Principal Accounting and Financial Officer)