Form 10-Q
period 2011-09-30
SQN Alternative Investment Fund III, L.P.
filed 2011-11-14
CIK 1489367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM _______ TO _____.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 10, 2011, there were 7,530.90 units of the Registrant’s partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets at September 30, 2011 and December 31, 2010	3
Condensed Statements of Operations for the three and nine months ended September 30, 2011	4
Condensed Statements of Changes in Partners’ Equity for the Period From March 10, 2010 (Commencement Of Operations) Through December 31, 2010 and the Nine Months Ended September 30, 2011	5
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2011	6
Notes to Condensed Financial Statements	7
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	21
Signatures	22
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
SQN Alternative Investment Fund III L.P.
Condensed Balance Sheets

	September 30,
	2011 (Unaudited)	December 31, 2010
Assets
Cash and cash equivalents	$529,014	$232
Escrow deposits	1,519,773	—
Investment in finance leases, net	3,683,270	—
Initial direct costs, net of accumulated amortization of $7,494 and $-	124,959	—
Other assets	8,673	—

Total Assets	$5,865,689	$232

Liabilities and Partners’ Equity
Liabilities:
Accrued expenses	$120,850	$—
Limited Partners contributions received in advance	1,517,400	—

Total Liabilities	1,638,250	—

Partners’ Equity:
Limited Partners	4,233,128	133
General Partner	(5,689)	99

Total Partners’ Equity	4,227,439	232

Total Liabilities and Partners’ Equity	$5,865,689	$232

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.
Condensed Statements of Operations

	Three Months
	Ended September	Nine Months Ended
	30, 2011	September 30, 2011
	(Unaudited)	(Unaudited)
Revenue:
Rental income	$36,633	$36,633
Finance income	9,984	9,984
Interest income	944	1,878

Total Revenue	47,561	48,495

Expenses:
Management fees — Investment Partner	180,000	300,000
Fund administation expense	1,800	24,100
Investor relations expense	4,245	4,245
Professional fees	32,041	96,095
Depreciation and amortization	15,494	15,494
Other expenses	205	487
Foreign currency transaction loss	186,806	186,806

Total Expenses	420,591	627,227

Net Loss	$(373,030)	$(578,732)

Net loss allocable to:
Limited Partners	$(369,300)	$(572,944)
General Partner	(3,730)	(5,788)

	$(373,030)	$(578,732)

Weighted average number of limited partnership interests outstanding	4,768	3,642

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(77.46)	$(157.33)

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.
Condensed Statements of Changes in Partners’ Equity
Period From March 10, 2010 (Commencement of Operations) Through December 31, 2010
and the Nine Months Ended September 30, 2011

	Limited				Subscription
	Partnership		General	Limited	Receivable -
	Interests	Total	Partner	Partners	Limited Partner
Partners capital contributions	1.00	$1,100	$100	$1,000	$—
Less: subscription receivable	—	(750)	—	—	(750)
Net loss	—	(118)	(1)	(117)	—

Balance, December 31, 2010	1.00	232	99	883	(750)

Limited Partners capital contributions	5,853.50	5,853,500	—	5,853,500	—
Redemption of initial Limited Partner capital contribution	(1.00)	(250)	—	(1,000)	750
Offering and Distribution Expenses	—	(1,047,311)	—	(1,047,311)	—
Net loss	—	(578,732)	(5,788)	(572,944)	—

Balance, September 30, 2011 (Unaudited)	5,853.50	$4,227,439	$(5,689)	$4,233,128	$—

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.
Condensed Statement of Cash Flows
Nine Months Ended September 30, 2011
(Unaudited)

Cash flows from operating activities:
Net loss	$(578,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance income	(9,984)
Depreciation and amortization	15,494
Foreign currency transaction loss	139,390
Change in operating assets and liabilities:
Minimum rental payments received	96,127
Other assets	(8,673)
Accrued expenses	20,850

Net cash used in operating activities	(325,528)

Cash flows from investing activities:
Purchase of finance leases	(3,916,803)
Cash paid for initial direct costs	(132,453)

Net cash used in investing activities	(4,049,256)

Cash flows from financing activities:
Proceeds from Limited Partners’ capital contributions	5,853,500
Cash paid for redemption of initial Limited Partner capital contribution	(250)
Cash paid for offering and distribution expenses	(947,311)
Increase in escrow deposits	(1,519,773)
Limited Partners capital contributions received in advance	1,517,400

Net cash provided by financing activities	4,903,566

Net increase in cash and cash equivalents	528,782
Cash and cash equivalents, beginning of period	232

Cash and cash equivalents, end of period	$529,014

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)
1. Organization and Nature of Operations
Nature of business and operations — The condensed financial statements at September 30, 2011 and for the three and nine months ended September 30, 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Prospectus, dated March 17, 2011, contained in the Partnership’s Registration Statement on Form S-1, as amended.
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
On June 28, 2011, the officers of Summit Asset Management Limited (“SAM”) which prior to that date had equal ownership of the Investment Manager with SQN Capital Corporation (the parent company of the Investment Manager) resigned from both the General Partner and the Investment Manager. At that time, SAM redeemed its ownership interest in the Investment Manager.
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
The Partnership will make, at the sole discretion of the Investment Manager, semi-annual cash distributions to each partner computed at 3% (pro-rated to the date of admission for each limited partner) of each partner’s capital contribution, beginning six months after the Partnership’s initial closing which occurred on May 2, 2011. The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to the Limited Partners and 20% to the General Partner.
A Limited Partner may not redeem their partnership interests in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)
The Partnership is currently in the Offering Period, which expires the earlier of raising $50,000,000 in Limited Partner capital contributions (50,000 units at $1,000 per unit) or March 17, 2013. During the Operating Period the Partnership invests most of the net proceeds from its offering in items of equipment that are subject to leases, equipment financing transactions, and residual ownership rights in leased equipment. The Operating Period begins when the Partnership starts investing the offering proceeds, which occurred on June 29, 2011, and will last for three years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions. After the net offering proceeds are invested, additional investments will be made with the cash generated from the Partnership’s initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to partners. The investment in additional equipment in this manner is called “reinvestment.” After the Operating Period, the Partnership will sell its assets in the ordinary course of business, a time frame called the “Liquidation Period.” The Liquidation Period is expected to last four years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions.
On May 2, 2011, the first business day after April 30, 2011, the Partnership admitted its initial 19 Limited Partners with total capital contributions of $1,200,000. From May 3, 2011 through September 30, 2011, the Partnership admitted an additional 76 Limited Partners with total capital contributions of $4,653,500.
2. Summary of Significant Accounting Policies
Cash and cash equivalents — The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts held at financial institutions.
The Partnership’s cash and cash equivalents are held principally at two financial institutions and at times may exceed federally insured limits. The Partnership has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.
Finance lease receivables and allowance for doubtful accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful accounts. Receivables are written off when the Investment Manager determines they are uncollectible. An allowance for doubtful accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded on the books are deemed collectible.
Risks and uncertainties — In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments. Concentrations of credit risk with respect to lessees are dispersed across different industry segments throughout the United Kingdom. Although the Partnership does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the industry segments in which they operate.
Asset impairments — The significant assets in the Partnership’s investment portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made.

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
September 30, 2011
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
Revenue recognition — The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of lease.
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
Initial direct costs — The Partnership capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets. IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. These costs are amortized on a lease by lease basis based on actual contract term using the effective interest rate method for finance leases and a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the IDC and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense.
Acquisition expense — Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to selection and acquisition of equipment which are to be borne by the Partnership under the terms of the Registration Statement, as amended. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.
Income taxes — As a partnership no provision for income taxes will be recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership’s income tax returns are subject to

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)
examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.
Uncertain tax positions — The Partnership has adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Position”). Uncertain Tax Position prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under Uncertain Tax Position, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its tax position for the period ended December 31, 2010 and the nine months ended September 30, 2011, and does not expect any material adjustments to be made. The tax year 2010 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.
Per Share Data — Net loss attributable to the Partnership’s weighted average number of limited partnership interests is calculated based upon the weighted average number of limited partnership interests outstanding during the period.
Foreign currency transactions — The Partnership has designated the United States of America dollar as the functional currency for most of the Partnership’s operations in international locations. In those countries where the Partnership has designated the United States of America dollar as the functional currency, certain assets and liabilities are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s results of operations.
Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance is effective for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011. The adoption of this guidance will not have an effect on the Partnership’s financial position or results of operations.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”), new accounting guidance related to the presentation of other comprehensive income (“OCI”). ASU 2011-05 eliminates the option to present components of OCI as part of the statement of changes in partners’ equity. ASU 2011-05 allows for a one-statement or two-statement approach, outlined as follows:
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
ASU 2011-05 also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. At the FASB’s October 21, 2011 Board

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)
meeting it was decided that the effective date of this guidance will be deferred, therefore ASU 2011-05 will no longer be effective for interim and annual periods beginning after December 15, 2011.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 amendments the accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Partnership’s financial position or results of operations.
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
The Partnership also pays the Investment Manager an amount equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the three and nine months ended September 30, 2011, the Partnership paid the Investment Manager $180,000 and $300,000, respectively, for management fees which is included in the condensed statement of operations.
SQN Securities, LLC (“Securities”) is a Delaware limited liability company and is a majority-owned subsidiary of the Partnership’s Investment Manager. Securities is the sole selling agent of the Partnership’s interests and is a member of both the Financial Industry Regulatory Authority and the Security Investor Protection Corporation. The Partnership pays Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities. For the nine months ended September 30, 2011, Securities was paid $117,070, which is included in offering and distribution expense in the condensed statement of changes in partners’ equity.
On June 28, 2011 the officers of SAM which prior to that date had equal ownership of the Investment Manager with SQN Capital Corporation resigned from both the General Partner and the Investment Manager. At that time, SAM redeemed its ownership interest in the Investment Manager.
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
4. Investment in finance lease
On August 19, 2011, the Partnership entered into a lease transaction for a public address system for a Scottish Premier League football team located in Scotland for £602,794 ($985,509 applying exchange rates at August 31, 2011) with a lease term of 48 months. Under the terms of the agreement the Partnership is to receive quarterly lease payments of £58,797 ($96,127 applying exchange rates at August 31, 2011) through May 16, 2014 and quarterly lease payments of £13,931 ($22,775 applying exchange rates at August 31, 2011) through November 16, 2016. At the termination of the lease the lessee has a bargain purchase option to acquire the

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)
public address system for $1. The Partnership paid initial direct costs of $59,131 related to the acquisition of this leased equipment. For the three and nine months ended September 30, 2011, the Partnership incurred amortization expense related to this $7,494.
On June 29, 2011, the Partnership entered into a lease transaction for a bottle recycling and extrusion line located in the United Kingdom for £1,830,000 ($2,931,294 applying exchange rates at June 30, 2011) with a lease term of 60 months. Under the terms of the agreement the Partnership is to fund the lessee in two installments; an initial installment of £1,100,000 and a second installment of £730,000. The Partnership paid the initial installment on June 29, 2011, in the amount of $1,774,520. The second installment was contingent upon the lessee raising its own equity of £3,000,000, which it reached during September 2011 and the Partnership funded the second installment on September 30, 2011 in the amount of $1,185,220. At lease termination the lessee has an option to purchase the leased equipment for £253,821 ($406,570 applying exchange rates at June 30, 2011). On July 14, 2011, the Partnership paid initial direct costs of $73,322 related to the acquisition of this leased equipment.
During the period from the initial payment until the lease commences the Partnership earns monthly rental income of £11,229 ($17,987 applying exchange rates at June 30, 2011). For the three and nine months ended September 30, 2011, the Partnership earned $36,633 in rental income and incurred $8,000 in depreciation expense. Once the lease commences, the Partnership will receive monthly payments of £40,937 ($65,573 applying exchange rates at June 30, 2011).
Investment in finance lease consists of the following at September 30, 2011:

Minimum rents receivable	$4,935,476
Estimated residual value	406,570
Unearned income	(1,658,776)

$3,683,270

At September 30, 2011, the aggregate amounts of future minimum lease payments receivable are as follows:

Years Ending September 30,
2012	$283,762
2013	1,135,048
2014	1,135,048
2015	994,840
2016	811,102
Thereafter	575,676

$4,935,476

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

SQN Alternative Investment Fund III L.P.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)
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
6. Subsequent Events
On October 31, 2011, the Partnership entered into a Loan Note Instrument (the “Agreement”) with an entity located in the United Kingdom for £1,700,000, with a term of eight years and interest accruing at 12% per annum. The Partnership made its initial payment under the Agreement on October 31, 2011 for £300,000 ($485,400 applying exchange rates at October 31, 2011). Repayment of the proceeds under the Agreement will not commence until three months after the project commencement date, which is defined as the date on which the project commences to earn revenue. The equipment is guaranteed by the entity’s parent company, also located in the United Kingdom. The Partnership expects to pay the remaining outstanding balance under the Agreement before the end of 2011.
During October 2011, the Partnership admitted an additional 26 Limited Partners with capital contributions totaling $1,677,400. At October 31, 2011, the Partnership incurred and paid to Securities $33,548 in distribution expenses related to the capital contributions raised during October 2011.

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
     Our General Partner is SQN AIF III GP, LLC (the “General Partner”), a wholly-owned subsidiary of our Investment Manager, SQN Capital Management, LLC (the “Investment Manager”). Our General Partner manages and controls our business affairs, including, but not limited to, our investments in equipment leases, under the terms of our Partnership Agreement. Our Investment Manager will originate and service our investments. Our Investment Manager also sponsors and manages three other equipment leasing and finance funds.
     SQN Capital Corporation and Summit Asset Management (“SAM”) will, from time to time, originate transactions on their own behalf and offer to sell all or part of such transactions to us, either individually or as a portfolio depending upon, among other things, the appropriateness of the proposed investment for us (as determined by the Investment Manager, in its sole discretion) and the amount available for investment by us at such time.
     On June 28, 2011, the officers of SAM which prior to that date had equal ownership of the Investment Manager with SQN Capital Corporation (the parent company of the Investment Manager) resigned from both the General Partner and the Investment Manager. At that time, SAM redeemed its ownership interest in the Investment Manager. In doing so, SAM will be able to provide credit enhancements and origination services that could not be provided as an affiliate of ours under NASAA Guidelines.
     Recent Significant Transactions
     Hydroelectric Facility Loan Receivable
     On October 31, 2011, we entered into a Loan Note Instrument (the “Agreement”) with Romney Hydropower Company Limited, an entity located in the United Kingdom for £1,700,000, with a term of eight years and interest accruing at 12% per annum. We made our initial payment under the Agreement on October 31, 2011 for £300,000 ($485,400 applying exchange rates at October 31, 2011). Repayment of the proceeds under the Agreement will not commence until three months after the project commencement date, which is defined as the date on which the project commences to earn revenue. The Agreement is guaranteed by the entity’s parent company, Southeast Power Engineering Ltd., also located in the United Kingdom. We expect to pay the remaining outstanding balance under the Agreement before the end of 2011.
     Public address system
     On August 19, 2011, we entered into a lease transaction for a public address system for a Scottish Premier League football team located in Scotland for £602,794 ($985,509 applying exchange rates at August 31, 2011) with a lease term of 48 months. Under the terms of the agreement we will receive quarterly lease payments of £58,797 ($96,127 applying exchange rates at August 31, 2011) through May 16, 2014 and quarterly lease payments of £13,931 ($22,775 applying exchange rates at August 31, 2011) through November 16, 2016. At the termination of the lease the lessee has a bargain purchase option to acquire the public address system for $1. We paid initial direct costs of $59,131 related to the acquisition of this leased equipment.
     Bottle recycling and extrusion line
     On June 29, 2011, we entered into a lease transaction with Eco Plastics Limited for a bottle recycling and extrusion line located in the United Kingdom for £1,830,000 ($2,931,294 applying exchange rates at June 30, 2011) with a lease term of 60 months. Under the terms of the agreement the Partnership is to fund the lessee in two installments; an initial installment of £1,100,000 and a second installment of £730,000. The Partnership paid the initial installment on June 29, 2011, in the amount of $1,774,520. The second installment was contingent upon the lessee raising its own equity of £3,000,000, which it reached during September 2011 and we funded the second installment on September 30, 2011 in the amount of $1,185,220. On July 14, 2011, we paid initial direct costs of $73,322 related to the acquisition of this leased equipment.
     During the period from the initial payment until the lease commences we earn monthly rental income of £11,229 ($17,987 applying exchange rates at June 30, 2011). Once the lease commences, the Partnership will receive monthly payments of £40,937 ($65,573 applying exchange rates at June 30, 2011).

     Recent Accounting Pronouncements
     In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance is effective for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011. The adoption of this guidance will not have an effect on our financial position or results of operations.
     In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”), new accounting guidance related to the presentation of other comprehensive income (“OCI”). ASU 2011-05 eliminates the option to present components of OCI as part of the statement of changes in partners’ equity. ASU 2011-05 allows for a one-statement or two-statement approach, outlined as follows:
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
     ASU 2011-05 also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. At the FASB’s October 21, 2011 Board meeting it was decided that the effective date of this guidance will be deferred, therefore ASU 2011-05 will no longer be effective for interim and annual periods beginning after December 15, 2011.
     In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 amendments the accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.
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
     Results of Operations from July 1, 2011 through September 30, 2011 (the “2011 Quarter”)
     We are currently in our Offering Period and entered into our initial lease transaction on June 29, 2011, which marked the beginning of our Operating Period. The Offering Period is designated as the period in which we are raising capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities. During the 2011 Quarter we admitted 38 Limited Partners totaling $2,003,000 in Limited

Partner capital contributions. We have also entered our Operating Period, which is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash outflows from investing activities as we acquire leased equipment.
     For the 2011 Quarter we earned total revenue of $47,561, which consisted of rental income from Eco Plastics Limited of $36,633, finance income of $9,984 from our lease of a public address system for a Scottish Premier League football team and interest income of $994. The rental income from Eco Plastics is not expected to continue, since we anticipate the lease term commencing in the near future. Once that event happens, the lease will begin earning finance income as a finance lease. As we acquire additional equipment leases we expect our revenue to grow substantially.
     For the 2011 Quarter we incurred $420,591 in total expenses. The largest component of our total expenses was $186,806 in foreign currency transaction losses. Our foreign currency transaction loss was due to fact that our lessee’s are contractually obligated to make their lease payments in British Pounds and the exchange rate has experienced a 2.5% decrease in value since we entered into our recent lease transactions. Since we do not hedge our foreign currency transactions we expect our foreign currency transaction (gain) loss to fluctuate over time. We also incurred $180,000 in management fees we paid to our Investment Manager. For the 2011 Quarter we incurred $32,041 in professional fees. Professional fees relate primarily to costs incurred relating to filing our reports with the Securities and Exchange Commission. We anticipate that these costs will continue and increase somewhat over time as our leasing activity increases.
     Net Loss
     As a result of the factors discussed above we incurred a net loss for the 2011 Quarter of $373,030.
     Results of Operations from January 1, 2011 through September 30, 2011 (the “2011 Period”)
     On March 17, 2011 the Securities and Exchange Commission (the “SEC”) declared our Registration Statement effective. Since that date, we have completed our application process to sell our partnership interests in numerous states and are continuing the process in other states. For the 2011 Period, in those states where we have completed the application process, we have admitted 95 Limited Partners and accepted $5,853,500 in Limited Partner capital contributions.
     We are currently in our Offering Period and entered into our initial lease transaction on June 29, 2011, which marked the beginning of our Operating Period. The Offering Period is designated as the period in which we are raising capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities. We have also entered our Operating Period, which is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash outflows from investing activities as we acquire leased equipment.
     For the 2011 Period we earned total revenue of $48,495, which consisted of rental income from Eco Plastics Limited of $36,633, finance income of $9,984 from our lease of a public address system for a Scottish Premier League football team and interest income of $1,878. The rental income from Eco Plastics is not expected to continue, since we anticipate the lease term commencing in the near future. Once that event happens, the lease will begin earning finance income as a finance lease. As we acquire additional equipment leases we expect our revenue to grow substantially.
     For the 2011 Period we incurred $627,227 in total expenses. The largest component of our total expenses was $300,000 in management fees paid to our Investment Manager. We also incurred $186,806 in foreign currency transaction losses. Our foreign currency transaction loss was due to fact that our lessee’s are contractually obligated to make their lease payments in British Pounds and the exchange rate has experienced a 2.5% decrease in value since we entered into our recent lease transactions. Since we do not hedge our foreign currency transactions we expect our foreign currency transaction (gain) loss to fluctuate over time. For the 2011 Period we incurred $96,095 in professional fees. We anticipate that these costs will continue and increase somewhat over time as our leasing activity increases. We also incurred expenses of $24,100 for fund administration expense. Fund administration expense is required by certain of our custodial platforms used to retain and deliver financial information electronically to our Limited Partners. We anticipate as our investor base grows these costs will increase.

     Net Loss
     As a result of the factors discussed above we incurred a net loss for the 2011 Period of $578,732.
     Liquidity and Capital Resources
     Cash Flows Summary
     For the 2011 Period, we increased our overall cash position by $528,782. This increase was primarily the result of our entering the Offering Period and admitting 95 Limited Partners, who combined, contributed $5,853,500 in capital contributions. We also incurred various cash out flows; (i) the acquisition of leased equipment and related costs totaled $4,049,256 which was from investing activities and (ii) $947,311 relating to costs paid for offering and distribution expenses which were from financing activities.
     Operating Activities
     For the 2011 Period, we incurred net cash flows used in operating activities of $325,528. This was principally due to our net loss for the 2011 Period of $578,732, which was offset by our increases in cash flows from foreign currency transaction loss of $139,390, minimum rental payments received of $96,127 and accrued expenses of $20,850. Our foreign currency transaction loss was due to fact that our lessee’s are contractually obligated to make their lease payments in British Pounds and the exchange rate has experienced a 2.5% decrease in value since we entered into our recent lease transactions. We anticipate that foreign currency transaction (gain) loss will fluctuate period to period. As we acquire additional leased equipment we believe that we will begin to experience positive cash flows from operating activities.
     Investing Activities
     For the 2011 Period, we experienced net cash flows used in investing activities of $4,049,256. This was solely due to expenditures relating to leased equipment acquisitions. During August 2011, we paid $985,509 for a public address system for a Scottish Premier League football team and an additional $59,131 relating to initial direct costs associated with acquiring this lease. During September 2011 and June 2011, we made several payments totaling $2,931,294 for the acquisition of a bottle recycling and extrusion line on lease to Eco Plastics and an additional $73,322 relating to initial direct costs associated with acquiring this lease. We expect that over the next several years we will continue to have cash out flows from investing activities as we acquire more leased equipment.
     Financing Activities
     For the 2011 Period we generated cash flow from financing activities of $4,903,566. This was predominately due to our entering our Offering Period and admitting 95 Limited Partners, who combined contributed $5,853,500 in capital contributions. We also had various cash outflows during the 2011 Period, most notable for offering and distribution expenses which totaled $947,311. We anticipate, during the Offering Period that most, if not all, of our source of cash will be from capital contributions from new investors purchasing our limited partnership interests.
     Contractual Obligations
     On October 31, 2011, we entered into an Agreement with Romney Hydropower Company Limited, an entity located in the United Kingdom for £1,700,000. We made our initial payment under the Agreement on October 31, 2011 for £300,000 ($485,400 applying exchange rates at October 31, 2011). We expect to pay the remaining outstanding balance of £1,400,000 before the end of 2011.
     At September 30, 2011, we have contractual obligations with our Investment Manager and SQN Securities, LLC (“Securities”). We will pay the Investment Manager either a fixed monthly management fee of $60,000 or 1.975% per annum of the aggregate offering proceeds. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. We anticipate that we will pay this monthly management fee through the Operating Period. We will pay Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities. At September 30, 2011, we cannot determine what this amount will be.

     During the Operating Period, we anticipate paying a semi-annual cash distribution to our partners equal to 3% of their capital contributions.
     Commitments and Contingencies and Off-Balance Sheet Transactions
     At September 30, 2011, we had entered into no commitments and had no off balance sheet transactions.
     Subsequent Event
     On October 31, 2011, we entered into a Loan Note Instrument (the “Agreement”) with Romney Hydropower Company Limited, an entity located in the United Kingdom for £1,700,000, with a term of eight years and interest accruing at 12% per annum. We made our initial payment under the Agreement on October 31, 2011 for £300,000 ($485,400 applying exchange rates at October 31, 2011). Repayment of the proceeds under the Agreement will not commence until three months after the project commencement date, which is defined as the date on which the project commences to earn revenue. The Agreement is guaranteed by the entity’s parent company, Southeast Power Engineering Ltd., also located in the United Kingdom. We expect to pay the remaining outstanding balance under the Agreement before the end of 2011.
     During October 2011, we admitted an additional 26 Limited Partners with capital contributions totaling $1,677,400. At October 31, 2011, we incurred and paid to SQN Securities, LLC $33,548 in distribution expenses related to the capital contributions raised during October 2011.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There are no material changes to the disclosures related to these items since we filed our Prospectus, dated March 17, 2011, contained in our Registration Statement on Form S-1, as amended.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures
     In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on March 17, 2011. Our Offering Period commenced on March 17, 2011 and is anticipated to end no later than March 16, 2013. From March 17, 2011 through September 30, 2011 we received capital contributions totaling $5,853,500. For the 2011 Period we have paid distribution expenses to SQN Securities, LLC of $117,070 and we have paid or accrued offering expenses totaling $930,241.
     During October 2011, we admitted an additional 26 Limited Partners with capital contributions totaling $1,677,400. At October 31, 2011, we incurred and paid to SQN Securities, LLC $33,548 in distribution expenses related to the capital contributions raised during October 2011.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended September 30, 2011.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
Exhibits 31.1
Exhibits 31.2
Exhibits 32.1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.
File No. 333-166195
SQN AIF III GP, LLC
General Partner of the Registrant

November 14, 2011

/s/ Jeremiah Silkowski
Jeremiah Silkowski
Chief Executive Officer and President (Principal Executive Officer)

November 14, 2011

/s/ David C. Wright
David C. Wright
Chief Financial Officer (Principal Accounting and Financial Officer)