Form 10-K
period 2011-12-31
SQN Alternative Investment Fund III, L.P.
filed 2012-03-29
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM              TO             .

COMMISSION FILE NUMBER: 333-166195

SQN Alternative Investment Fund III L.P.

(Exact name of registrant as specified in its charter)

Delaware	27-2173346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

110 William Street, 26th Floor New York, NY	10038
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (212) 422-2166

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act: Units of Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable. There is no established market for the units of limited partnership interests of the registrant.

Number of outstanding units of limited partnership interests of the registrant on March 26, 2012 was 12,263.90

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Alternative Investment Fund III L.P.

Annual Report on Form 10-K for Year Ended December 31, 2011

PART I

As used in this Annual Report on Form 10-K, references to “we,” “us,” “our” or similar terms include SQN Alternative Investment Fund III L.P.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time, which are subject to the safe harbor created by those sections. Forward-looking statements are those that do not relate solely to historical fact and include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our General Partner and our Investment Manager. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Annual Report on Form 10-K, including the risks described in greater detail in “Risk Factors” in Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7. In addition, such statements could be affected by risks and uncertainties related to our ability to raise additional equity contributions, investment objectives, competition, government regulations and requirements, the ability to find suitable equipment transactions, as well as general industry and market conditions and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

AVAILABILITY OF INFORMATION

You may read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC. This information can be accessed at the web site http://www.sec.gov.

Item 1. Business

Our History

We were organized as a Delaware limited partnership on March 10, 2010 and will terminate no later than December 31, 2034.

Our General Partner is SQN AIF III GP, LLC (the “General Partner”), a wholly-owned subsidiary of our Investment Manager, SQN Capital Management, LLC (the “Investment Manager”). Both our General Partner and our Investment Manager are Delaware limited liability companies. Our General Partner manages and controls our day to day activities and operations, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in our income, losses and distributions. Our Investment Manager makes all investment decisions and manages our investment portfolio.

On July 1, 2011, SQN Capital Corporation assigned its 100% interest in our Investment Manager to SQN Capital Partners, LLC which it believes to be a more tax efficient structure. There has been no change of control as a result of this as the principals and majority interest holders in both entities are the same.

We are currently in our Offering Period, which expires the earlier of raising $50,000,000 in Limited Partner capital contributions (50,000 units of limited partnership interests (“Units”) at $1,000 per unit) or March 17, 2013. At December 31, 2011, Limited Partners purchased 8,450.90 Units totaling $8,450,900 in capital contributions.

Our Business

Our principal investment strategy is to invest in business-essential, revenue-producing (or cost-savings) equipment and other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. We expect to achieve our investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

We operate a fund in which the capital invested by our Limited Partners is pooled together. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.

Many of our investments are anticipated to be structured as full payout or operating equipment leases. In addition, we invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to those equipment or other assets, at a future date. We also structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we use other investment structures, such as vendor and rental (hire) programs that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure includes us holding title to or a priority position in the equipment or other asset.

Although the overall composition of our portfolio cannot be determined at this early stage, we invest in assets and equipment that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager also may identify other assets or industries that meet our investment objectives. We invest in assets and equipment located primarily within the European Union (predominately in the United Kingdom), the United States of America and Canada.

We divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period is the time-frame in which we raise capital contributions from Limited Partners through the sale of our Units. The Operating Period commences on the initial closing date of our first equipment lease transaction and will last for three years unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions. Our Offering Period and Operating Period will overlap. The Liquidation Period is the period in which we will sell our assets in the ordinary course of business and will last four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

Our Offering Period commenced on March 17, 2011 and on May 2, 2011, the first business day after April 30, 2011, we admitted 19 Limited Partners with total capital contributions of $1,200,500. From May 3, 2011 through December 31, 2011, we admitted an additional 118 Limited Partners with total capital contributions of $7,250,400.

The sole selling agent of our Units is SQN Securities, LLC (“Securities”) a Delaware limited liability company and a majority-owned subsidiary of our Investment Manager. Securities is a broker-dealer registered with the SEC and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Security Investor Protection Corporation. We pay Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from our General Partner or any affiliated entities. For the period from May 2, 2011 through December 31, 2011, we paid or accrued to Securities $169,018 in distribution expenses.

We commenced our Operating Period on June 29, 2011 with our first equipment transaction. During the Operating Period we invest most of the net offering proceeds in items of equipment that are subject to leases, equipment financing transactions, and residual ownership rights in leased equipment, as described above. After the net offering proceeds are invested, additional investments will be made with the cash proceeds generated from our initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner is called “reinvestment.”

On June 28, 2011, the officers of Summit Asset Management (“SAM”), which prior to that date, had equal ownership of our Investment Manager with SQN Capital Corporation (the parent company of our Investment Manager), resigned from both our General Partner and our Investment Manager. At that time, SAM redeemed its ownership interest in our Investment Manager. In doing so, SAM will be able to provide credit enhancements and origination services that could not be provided as an affiliate of ours under the North American Securities Administrators Association Guidelines.

Beginning on June 29, 2011, SAM has primarily provided us with origination services. They have assisted us with all the transactions we completed during 2011. We anticipate SAM will continue to provide these services going forward into the foreseeable future.

We expect to make, at the sole discretion of our Investment Manager, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after the our initial closing which occurred on May 2, 2011. Our income, losses and distributions are allocated 99% to our Limited Partners and 1% to our General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to our Limited Partners and 20% to our General Partner.

A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

At December 31, 2011, we had total assets of $9,249,817. Of this amount, $5,868,296 was for various investments: (i) $4,461,065 related to three finance leases and the related initial direct costs and (ii) $1,407,231 was associated with an equipment note receivable and accrued interest. We also had $2,636,731 in escrow deposits from Limited Partner contributions. This represents funds received from Investors and held in a separate bank account until such time as they are admitted to the partnership. For the year ended December 31, 2011, two of our lessees’ accounted for 100% of our total rental income and finance income. The equipment note receivable earned $16,474 of interest income during the year. We incurred a net loss for the year ended December 31, 2011 of $674,105.

From January 1, 2012 through March 26, 2012, we admitted an additional 64 Limited Partners and had an additional capital contribution from one previously admitted Limited Partner totaling $3,798,000 and $15,000, respectively. For the period from January 1, 2012 through March 26, 2012, we have paid or accrued distribution expense to SQN Securities, Inc. of $76,260. In addition, organizational and offering expenses in the amount of $31,397 were paid or incurred by us, our General Partner or its affiliates during this period. Net offering proceeds to us after deducting the expenses described were $3,705,343. See the disclosure under “Recent Significant Transactions” in Item 7 for a discussion of the investments that we have made with our net offering proceeds.

At December 31, 2011, our equipment portfolio consisted of the following transactions:

Entertainment and Leisure Equipment

On December 19, 2011, we entered into a lease transaction for entertainment and leisure equipment located in the United Kingdom for £506,433 ($782,590 applying exchange rates at December 31, 2011) with a lease term of 24 months. Under the terms of the agreement we receive monthly lease payments as follows: an initial lease payment of £66,257 ($102,386 applying exchange rates at December 31, 2011) when the transaction was finalized and £22,086 ($34,129 applying exchange rates at December 31, 2011) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. We paid initial direct costs as follows: (i) on November 30, 2011 we paid £7,875 ($12,251 applying exchange rates at November 30, 2011) and (ii) on December 20, 2011 we paid £10,281 ($15,887 applying exchange rates at December 31, 2011) relating to the acquisition of this leased equipment.

Hydro-electricity generating plant

On October 31, 2011, we entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electricity generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument is £1,700,000, accrues interest at 12.0% per year and is guaranteed by the borrower’s parent company. Interest accrues on the Instrument until the project commencement date, as defined in the agreement, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and then £22 per £1,000 of original outstanding principal for the next three years.

We made three advances under this Instrument; (i) on November 2, 2011 for £300,000 ($479,730 applying exchange rates at November 15, 2011), (ii) on November 29, 2011 for £300,000 ($466,710 applying exchange rates at November 30, 2011) and (iii) on December 14, 2011 for £300,000 ($464,370 applying exchange rates at December 15, 2011).

Public Address System

On August 19, 2011, we entered into a lease transaction for a public address system for a Scottish Premier League football team located in Scotland for £602,794 ($985,509 applying exchange rates at August 31, 2011) with a lease term of 48 months. Under the terms of the agreement we receive quarterly lease payments of £58,797 ($96,127 applying exchange rates at August 31, 2011) through May 16, 2014 and quarterly lease payments of £13,931 ($22,775 applying exchange rates at August 31, 2011) through November 16, 2015. At the termination of the lease, the lessee has a bargain purchase option to acquire the public address system for $1. On August 19, 2011, we paid initial direct costs of £36,168 ($59,131applying exchange rates at August 31, 2011) related to the acquisition of this leased equipment.

On February 13, 2012, the lessee went into Administration in Scotland. Administration in the United Kingdom is a process similar to reorganization under the Bankruptcy Code in the United States of America. The Administrator continues to conduct business as usual which it cannot legally do without the use of our equipment. We have confirmed with the Administrator that they intend to continue to pay for the use of the equipment. The lessee had previously paid for the use of the leased equipment through February 15, 2012. Beginning on February 16, 2012, the Administrator has agreed to pay for the continuing use of the leased equipment, monthly in arrears, which is in keeping with Administration procedures.

Bottle Recycling and Extrusion Production Line

On June 29, 2011, we entered into a Participation Agreement (the “Agreement”) for an ownership interest in a Hire Purchase Agreement (the “HP Agreement”). The HP Agreement is between an independent United Kingdom leasing entity and the lessee of a bottle recycling and extrusion line located in the United Kingdom. We made our initial payment under the Agreement on June 29, 2011 totaling £1,100,000 ($1,774,520 applying exchange rates at June 30, 2011) and made our final payment on October 13, 2011 totaling £730,000 ($1,151,575 applying exchange rates at October 31, 2011).

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period was for four months but may be extended if the lessee raised an additional £3,000,000 in equity. The lessee raised the required additional equity during September 2011. Accordingly, the initial rental period has been extended .until the earlier of either; (i) twelve months from date of the HP Agreement or (ii) the Plant Valuation date, as defined in the HP Agreement. Our Investment Manager anticipates that the fixed rental period will begin on July 1, 2012.

During the initial rental period we receive monthly rental income between £11,229 ($17,987 applying exchange rates at June 30, 2011) and £18,425 ($29,514 applying exchange rates at June 30, 2011). The fixed rental period is for a term of 60 months and we will receive monthly payments of £40,937 ($65,573 applying exchange rates at June 30, 2011). At lease termination the lessee has an option to purchase the leased equipment and our portion of the proceeds will be £253,821 ($406,570 applying exchange rates at June 30, 2011). We paid initial direct costs as follows: (i) on July 15, 2011 we paid £45,775 ($73,322 applying exchange rates at July 15, 2011) and (ii) on November 30, 2011 we paid £9,125 ($14,195 applying exchange rates at November 30, 2011) related to the acquisition of this leased equipment.

Segment Information

We are engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may be in a position to offer equipment to prospective customers on financial terms that are more favorable than those that we can offer. There are numerous other potential entities, including entities organized and managed similarly to us, seeking to make investments in leased equipment. Many of these potential competitors are larger and have greater financial resources than us.

We compete primarily on the basis of terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which may enhance returns. We believe our investment model may represent the best way for individual investors to participate in investing in leased equipment. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives. For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

Employees

We have no direct employees. Our General Partner and/or our Investment Manager supervise and control our business affairs and service our investments.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K, if any, and any amendments to those reports are available free of charge on the SEC’s website at http://www.sec.gov. We currently do not have a website.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate revenues in geographic areas outside of the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 8 Geographic Information in our financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results include those described below as well as other risks and factors identified from time to time in our SEC filings. The risks and uncertainties described below are not the only ones we may face. Our business could be harmed by any of the risks noted below. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes.

General Investment Risk

We may not return all of our Limited Partners investment or any rate of return on their investment.

A substantial portion, and possibly all, of the cash distributions Limited Partners receive from us will be a return of capital. The portion of their total distributions that is a return of capital and the portion that is investment income will depend on a number of factors and cannot be determined until all of our investments have been sold or matured. At that time, Limited Partners will be able to compare the total amount of all cash distributions received from us to their total capital invested in us, and determine their investment income.

We cannot predict the amount of cash we will generate. Therefore, we cannot predict the amount of cash distributions we will make to our Limited Partners.

We cannot predict the amount of cash we will generate and, as a result, the amount of distributions, if any, we may pay to our Limited Partners. The actual amounts of cash we generate will depend on numerous factors which may be beyond our control and may reduce or delay our cash distributions to our Limited Partners, including:

•	the demand for the leases we provide,

•	profitability of our operations,

•	lease and other investment defaults,

•	prevailing economic conditions, and

•	government regulations.

The amount and timing of distributions may vary over time and cash distributions may not be made on schedule.

Limited Partners should not rely on the cash distributions from their Units as a regular source of cash.

During our Operating Period, we plan to pay our Limited Partners semi-annual distributions in an aggregate amount equal to 3.0% of each Limited Partner’s capital contribution. However, Limited Partners should not assume that we will generate cash sufficient to pay all or any part of the 3.0% semi-annual distribution.

From time to time, our General Partner may vary the amount of, or completely suspend, cash distributions to the Limited Partner’s if the General Partner believes it is in our best interests to do so. Losses from our investments or unavailability of liquid assets also may result in suspensions of distributions. Furthermore, during the Liquidation Period our cash distributions will be irregular while our investments are being disposed of and large returns of capital during our term will reduce the available cash for future distributions.

Because we do not know the entire composition of our investment portfolio, Investors cannot evaluate our complete portfolio at the time they invest.

We are what is typically referred to as a “blind pool” offering because we have not specifically identified our investments. We are developing our portfolio as we receive offering proceeds and are ready to invest our funds. Therefore, Investors will not be able to assess all of the potential risks associated with the investment in our Units as they do not have all of the information about the transactions we will enter into, including:

•	the types, ages, manufactures, model or condition of the equipment and other assets,

•	the identity, financial condition and creditworthiness of the end-users,

•	the terms and conditions of the transactions,

•	the types of collateral securing the investments,

•	the purchase price that will be paid for our investments, or

•	the expected residual value of the investments.

Limited Partner’s must rely upon our Investment Manager’s judgment and ability to select our investments, evaluate the asset’s condition, evaluate the ability of end-users to perform their obligations to us and negotiate transaction documents. We cannot assure them that our Investment Manager will be able to perform such functions in a manner that will achieve our investment objectives.

We, our General Partner and our Investment Manager lack of an operating history which decrease our Limited Partner’s ability to evaluate their investment.

We and our General Partner were formed in March 2010 and have no performance history upon which to evaluate your investment. Also, we cannot predict whether our intended operations will meet our stated investment objectives. SQN Alternative Investment Fund I, LLC and SQN Alternative Investment Fund II, LCC which are prior private equipment leasing and finance funds sponsored by our Investment Manager are in their early liquidation stage and operating stage, respectively, and have only a limited performance history. Thus, our Investment Manager has only a limited history in managing funds similar to us for evaluation.

Since there is no public market for our Units, an investment in our Units is considered illiquid. Limited Partners should be prepared to hold their Units for the duration of the Fund, which is anticipated to be approximately seven years, but may be longer.

Our Units will not be listed on any national securities exchange at any time and we will take steps to ensure that no public trading market develops for our Units. A Limited Partners ability to sell or transfer their Units will be very limited. They should be prepared to hold their Units for the life of the Fund, which is anticipated to be approximately seven years, but may be longer.

We have established these restrictions to comply with federal and state securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Thus, Limited Partners probably will not be able to sell or otherwise liquidate their Units in the event of an emergency and if they were able to arrange a sale, the price they would receive for their Units would likely be at a substantial discount to the price they paid for their Units.

Investors should invest in us only if they are prepared to hold their Units for at least seven years, which is the period consisting of:

•	an Offering Period of up to two years,

•	an Operating period of up to three years which we expect will overlap with the Offering Period, and

•	a subsequent Liquidation Period of approximately four years, during which our investments will either mature or be sold.

Our General Partner, our Investor Manager and their affiliates will manage our operations and may make decisions with which our Limited Partners do not agree or which do not achieve our business objectives.

Our General Partner, our Investment Manager and their affiliates will have all management control over our operations and Limited Partners are not permitted to take part in managing, establishing or changing our investment objectives or policies. Our success will significantly depend upon:

•	the ability of our Investment Manager to source appropriate transactions for us in a timely manner,

•

the quality of the investment decisions our Investment Manager makes, especially relating to the types of investments into which we invest, the timing and management of those investments, assessment of potential end-users and the residual value of our investments, and

•	our Investment Manager’s ability to extract maximum value from assets and equipment once they reach the end of the lease term.

Unlike a holder of common stock in a corporation, Limited Partners have only limited voting rights on matters affecting our business. For example, an affirmative vote of partners owning not less than a majority of our Units is required to remove our General Partner or anyone else as general partner. Potential investors should not purchase our Units unless they are willing to entrust all aspects of our management to our General Partner and our Investment Manager.

If Limited Partners request that we redeem their Units they may receive much less than if they kept their Units for the duration of our term.

At any time after being admitted as a Limited Partner, you may request redemption of some or all of your Units. However, the redemption of Units is subject to the following:

•	we have no obligation to redeem any Units,

•	we will not maintain a cash reserve for this purpose, and

•	in any given year our total Unit transfers, including redemptions of our Units may not exceed 2% of our total capital or profits interests.

If we do agree to redeem Units, the redemption price may be a much lower value than the value realized if you kept your Units for the duration of our term. Depending on when we receive the redemption request, the redemption price may be less than the unreturned amount of your investment.

Spreading the risks of leasing by diversifying our investments will be reduced if we raise less than the maximum offering proceeds.

Should we raise less than our maximum offering amount of $50.0 million, our portfolio may be less diversified than would otherwise be the case. As we will be limited in the types and number of transactions we may enter into, a single transaction may have a greater impact on the overall performance of our portfolio.

Any delays in the investment of the offering proceeds may diminish the returns on our investments.

We will receive only minimal, if any, returns on the offering proceeds until the time the offering proceeds are invested in equipment, other assets or other investments. If we do not invest the offering proceeds promptly, the delay may diminish the returns that the investment would have otherwise realized had a given investment been made earlier.

The price of the Units offered by us has been arbitrarily determined. Limited Partners should not rely on this price as an indication of the value of our Units.

The offering price per Unit has been determined arbitrarily and is not based upon our actual or potential earnings or any other criteria for determining value. No representation is made hereby that a Unit has a market value equal to the purchase price or could be sold at the purchase price or at any other price.

Lack of independent counsel or an independent underwriter may reduce the due diligence review of us and our General Partner, our Investment Manager and their affiliates.

The legal counsel that represents our General Partner, our Investment Manager and their affiliates, including our selling agent, also represents us. Our Limited Partners, as a group, have not been represented by separate legal counsel, and the selling agent’s due diligence examination of us cannot be considered to be independent.

Limited Partners could be liable for our obligations if they participate in the control of our business, and they may be required to return improperly received distributions.

In general, Limited Partners are not liable for the obligations of a limited partnership unless they participate in the control of the limited partnership’s business. If it were determined that any of the following rights, or the exercise of those rights by any Limited Partner, or as a group, constituted participation in the control of our business, then they could be held liable for our obligations to the same extent as a general partner:

•	the right to remove our General Partner and elect a substitute general partner,

•	the right to approve certain amendments to our Partnership Agreement, or

•	the right to take other specified actions under our Partnership Agreement.

This means that if Limited Partners were deemed to be a general partner, they could be held personally liable for our obligations and losses beyond the amount paid for their Units.

In addition, under the laws of the State of Delaware Limited Partners may be required to return to us any distribution received from us if they knew at the time the distribution was made that it was improper because it rendered us insolvent.

Limited Partners ability to begin an action against our General Partner, our Investment Manager and their affiliates is limited by our Partnership Agreement.

Our Partnership Agreement provides that none of our General Partner, our Investment Manager or their affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our General Partner, our Investment Manager or their affiliates, if our General Partner, our Investment Manager or their affiliates, as the case may be, determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our Partnership Agreement, Limited Partner’s rights to begin an action against our General Partner may be more limited than it would be without these provisions.

Risks Associated with our Business

Poor economic conditions may adversely affect our ability to build our portfolio.

A prolonged economic slowdown in the European Union (predominately the United Kingdom), the United States of America, and/or Canada could adversely affect our ability to invest the offering proceeds as quickly as we would like to if businesses aggressively seek to reduce their costs. If this happens, our distributions to our Limited Partners during the initial period of our operations may be less than if our offering proceeds were fully invested in accordance with our timetable. It also could result in reduced interest rates, which could reduce the returns we can obtain on our investments and, as a consequence, the distributions we can make to our Limited Partners. Depending primarily on the severity and duration of a general economic slowdown, the creditworthiness of our end-users could be adversely affected if they have difficulty obtaining financing for their business operations, which could cause them to default on their obligations to us and cause us to incur a loss.

Our success will be subject to risks inherent in the equipment leasing and finance business, any of which may affect our ability to operate profitably.

A number of factors may affect our ability to operate profitably including, the following:

•	changes in economic conditions, including fluctuations in demand for equipment and other assets, interest rates and inflation rates,

•	the quality of the equipment or other assets we acquire and lease or finance,

•	the continuing strength of equipment manufacturers,

•	the timing of our investments and our ability to forecast technological advances,

•	technological and economic obsolescence of the equipment and other assets we acquire,

•	defaults by our lessees or other counterparties, and

•	increases in our expenses, including labor, tax and insurance expenses.

Fluctuations in demand for equipment may affect the ability of a leasing and finance program to invest its capital in a timely manner. Equipment lessors have experienced a more difficult market in which to make suitable investments during historical periods of reduced growth and recession in the United States of America’s economy as a result of the softening demand for capital equipment during these periods. Economic recession resulting in lower levels of capital expenditure by businesses may result in more used equipment becoming available in the market and downward pressure on prices and lease rates due to excess inventory.

Periods of low interest rates exert downward pressure on lease rates and may result in less demand for lease financing. There can be no assurance as to what future developments may occur in the economy in general or in the demand for equipment and lease financing in particular.

Higher than expected equipment lease or other investment defaults may result in losses.

Higher than expected equipment lease or other investment defaults may result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our Limited Partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment.

While we will seek to repossess and re-lease or sell any equipment or other asset that is subject to a defaulted lease, we may not be able to do so on terms that are favorable to us. In some cases, the cost of repossessing the equipment or other asset subject to a defaulted lease or other investment may make trying to recover the equipment or other asset impractical. Also, if a lessee or borrower under a defaulted lease or other investment files for protection under the bankruptcy laws, then:

•	we may experience difficulties and delays in recovering the equipment or other assets from the defaulting party, and

•

we may be unable to enforce important contract provisions against the insolvent party, including the contract provisions that require the equipment or other assets to be returned to us in good condition.

In addition, we may suffer a loss, or our ability to make distributions may be adversely affected, by the high cost of:

•	enforcing a lessee’s or borrower’s contract obligations,

•	recovering equipment or other assets from the defaulting party,

•	transporting, storing and repairing the equipment or other assets, and

•	finding a new lessee or purchaser of the equipment or other assets.

The equipment leasing industry is highly competitive, which may hinder our ability to source appropriate or attractive investments.

The equipment leasing industry both in the United States of America and abroad, and across different equipment classes, is highly competitive. In particular:

•	it is often relatively easy for new entrants to enter the equipment leasing industry as a lessor,

•	leasing companies often act irrationally or unprofitably to gain market share, reducing the availability of attractive lease transactions to other lessors in the market, and

•	lease transactions are not always written in a manner which provides the lessor with an appropriate rate of return for the risk being assumed.

The equipment leasing and finance business is highly fragmented. We will be competing against:

•	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions,

•	captive finance and leasing companies affiliated with major equipment manufacturers, and

•	other sources of equipment lease financing, including other publicly-offered partnerships.

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we, our General Partner, our Investment Manager and their affiliates will have, even if we sell the maximum number of Units in this offering.

If we are unable to realize the residual value of our equipment or other assets under our operating leases, we may incur losses.

We expect that some of our leases will be “operating leases,” under which the net present value of aggregate rental payments during the initial lease term is structured to result in our recovery of an amount less than or equal to 90% of the purchase price of the equipment or other asset. Thus, our ability to recover the full purchase price of the equipment or other asset and our expected return in connection with an operating lease depends on the potential value of the equipment or other asset once the primary lease term expires. We call this the “residual value.” The residual value will depend on numerous factors beyond our control, including:

•	whether the original lessee wants to keep the equipment or other asset,

•	the cost of comparable new equipment or other asset,

•	whether the leased equipment or other asset is obsolete or in poor condition, and

•	whether there is a secondary market for the type of used equipment or other asset.

We cannot assure our Limited Partners that our value assumptions will be accurate or that the equipment or other assets will not lose value more rapidly than we anticipated.

The market value of our equipment or any asset may be lower than anticipated, resulting in a loss on our investment.

When we enter into a lease, we will not know what the remarketing price of the equipment or other asset will be when the lease ends and the equipment or other asset is returned to us. If the remarketing price is lower than anticipated, we will either lose money or receive lower returns than anticipated. There are numerous factors beyond our control which can materially adversely affect the remarketing price we can achieve for equipment or other asset, including but not limited to:

•	the general market value for the equipment or other asset at the time we are attempting to remarket the equipment or other asset,

•	the cost of new equipment or other asset at the time we are remarketing the used equipment or other asset,

•	technological and regulatory developments since our initial purchase of the equipment or other asset which could reduce the market value of the equipment or other asset,

•	general economic conditions and the conditions in industry-specific market sectors, and

•	the condition of the equipment or other asset returned to or repossessed by us.

Additionally, there is a risk that the best remarketing price available is only obtainable in a market where we do not have appropriate or adequate remarketing resources. We cannot assure our Limited Partners that our assumptions with respect to value will be accurate or that the equipment or other asset will not lose value more rapidly than we anticipate.

Our inability to obtain insurance for certain types of losses means we must bear the cost of any losses from the non-insurable risks.

While our leases will generally require lessees to have comprehensive insurance on the equipment or other assets under lease and to assume the risk of loss, some losses may be either uninsurable or not economically feasible to insure, such as losses from war, earthquakes or terrorist acts. Furthermore, we can neither anticipate nor obtain insurance against all possible contingencies that may affect the equipment or other assets. If an event occurs for which we have no insurance, we could lose some or all of our investment in the affected equipment or other assets. Furthermore, lessees who are obliged to insure equipment or any asset may nevertheless fail to do so in breach of their lease contract.

In leasing some types of equipment and other assets we may be exposed to environmental tort liability.

In leasing some types of equipment and other assets, such as transportation assets designed to carry hazardous materials, we may be exposed to environmental tort liability. Although we will use reasonable efforts to minimize the possibility of and exposure to environmental tort liability, including by means of attempting to obtain insurance, we cannot assure our Limited Partners that our equipment and other assets will be protected against those claims.

Failure to maintain equipment registrations and unexpected regulatory compliance costs may result in losses.

Certain types of transportation equipment are subject to registration requirements by governmental agencies in the United States of America and abroad. Should we fail to properly maintain registration of that equipment, we may lose the ability to own or operate that equipment. In addition to impairing our ability to earn rentals from that equipment, penalties may be imposed upon us and we may be forced into a sale of that equipment on unfavorable terms. Furthermore, governmental agencies may require changes or improvements to equipment resulting in increased costs and loss of rental revenue while the changes are made. This would adversely affect our anticipated returns from that investment.

If we are, or become, subject to usury laws, it could result in reduced revenues or, possibly, loss of our investment.

Leases of equipment and other assets have sometimes been deemed to be loan transactions subject to state usury laws. These laws impose maximum interest rates that may be charged on loans as well as penalties for violation, including restitution of any excess interest received and declaring the debt to be unenforceable. We will seek to structure our leases of equipment and other assets so that they will not be deemed to be loans and violate state usury laws. However, uncertainties in the application of some laws may result in inadvertent violations which could result in reduced investment returns or, possibly, loss of our investment in the affected equipment and other assets.

Interest rate changes may reduce the value of our portfolio and our returns.

Changes in interest rates will affect the market value of our portfolio. In general, the market value of an equipment lease will change in inverse relation to an interest rate change when the lease has a fixed rate of return. Thus, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to liquidate it.

Participation with affiliated programs or third-parties in joint ventures may require us to pay additional costs or incur losses because of actions taken by the third-parties.

Our Partnership Agreement permits us to invest in equipment or other asset through joint venture arrangements with our General Partner’s affiliated investment programs or independent third-parties. Investing in joint ventures involves risks not present when we invest independently. These risks include:

•	our co-venturer may have business or economic objectives or interests that are inconsistent with ours and it may want to manage the joint venture in ways that do not maximize our return,

•	actions by a co-venturer might subject equipment or other assets owned by the joint venture to liabilities greater than those we contemplate, and

•	when more than one person owns property, there may be a stalemate on decisions, including decisions regarding a proposed sale or other transfer of the equipment or other asset.

Although our Partnership Agreement requires that any joint venture arrangement in which we participate must permit us to buy equipment or other assets from the other co-venturer in the case of a proposed sale of the equipment or other assets, we may not have the resources to do so.

We may suffer losses as a result of transacting business in foreign countries, dealing with foreign lessees or having our equipment or other assets located in a foreign jurisdiction.

It is likely that we will enter into transactions with foreign lessees where the equipment or other asset is permanently or temporarily located outside of the United States of America or where the contracts are governed by foreign laws. These transactions involve a number of risks, including the following:

•	we may have difficulty enforcing our rights under foreign contracts,

•	we may have difficulty repossessing our equipment or other assets outside the United States of America,

•	legal costs may be more expensive outside the United States of America,

•

foreign governments may confiscate our equipment or other assets, nationalize equipment, retrospectively change laws, impose new or change fees, duties or taxes or impose foreign exchange restrictions which would hamper our ability to receive payments in the United States of America,

•	foreign courts may not recognize judgments obtained in courts in the United States of America,

•	we may have documentary risks where contracts are written in a language other than English,

•	complications may arise from interpretations of tax or legal codes and any regulatory registration requirements,

•

changes in, or interpretations of, foreign laws and regulations may adversely affect our ability to enter into leases, sell equipment or other assets or repatriate profits to the United States of America,

•

the income earned in foreign jurisdictions may be subject to withholding and/or income taxes, and depending on the foreign country, the United States of America may not have a tax treaty in place to reduce or eliminate the tax, and

•	the United States of America tax code imposes restrictions on the use of foreign tax credits, which may prevent Limited Partners from claiming full credit for their share of foreign taxes.

Movements in foreign currency rates may result in losses.

We will enter into purchase, sale and lease contracts for equipment and other assets where the payments to be made or received are not in United States of America dollars. We do not anticipate that we will hedge our portfolio against foreign currency fluctuation risk. If we are due to receive payments from a lessee or purchaser in a currency other than United States of America dollars, a strengthening of the United States of America dollar against that currency will mean we are receiving less, as expressed in United States of America dollars, than initially anticipated, which would have a negative impact on our returns.

Negative movement in the residual value of some of our investments in residual interests may impact our ability to meet our investment objectives and pay distributions to our Limited Partners.

Negative movement in residual values of our investments in residual interests may result in us receiving less in proceeds than anticipated. This is because there is no underlying income stream payable to us during the initial lease term or other contract terms. Therefore, there will be an increased sensitivity of these investments to changes to the residual value of the equipment or assets in which we have invested. This could affect our ability to meet our investment objectives and pay distributions to our Limited Partners.

Realizations from investments in residual interests may be subject to the satisfaction of obligations to a third party and failure of such could affect our ability to recover our investment or realize a return on that investment.

Investments in residual interests are generally subject to the satisfaction of obligations to a third party under an initial lease term or other contract terms such as a receivable sale. Failure of the obligor to satisfy those obligations, which includes making payments, could affect our ability to recover our investment or realize a return on that investment if the third party, in the event of a default, forecloses on the underlying equipment or asset.

Risks Associated with our Organization and Structure

Our General Partner and our Investment Manager rely heavily on their respective key personnel to manage us, and the loss of such personnel could adversely affect us.

Our success will be dependent upon our utilizing sufficient and appropriately skilled resources and personnel to manage us and our business affairs. In managing and directing the day-to-day activities and affairs and our investment decisions, our General Partner and our Investment Manager rely heavily on their respective principals. As a result, if any of their key personnel were to leave or be unable to carry out his or her present responsibilities, our results of operations and financial condition may be harmed and we may not be able to meet our investment objectives.

Our General Partner, our Investment Manager and their affiliates may be subject to various conflicts of interest arising out of their relationship to us.

The decisions of our General Partner, our Investment Manager and their affiliates will be subject to various conflicts of interest arising out of their relationship to us and their affiliates. Conflicts of interest that may affect us and our Limited Partners include:

•	our Partnership Agreement does not prohibit our General Partner, our Investment Manager or any of their affiliates from competing with us for investments and engaging in other types of business,

•

the selling agent, which is an affiliate of our General Partner and our Investment Manager and not an independent securities firm, reviewed and performed due diligence on us and the information obtained may not be as meaningful a review if conducted by an unaffiliated broker-dealer,

•

the lack of separate legal representation for us and our General Partner and our Investment Manager and lack of arms’-length negotiations regarding compensation payable to our General Partner and our Investment Manager,

•

we will pay fees to our General Partner, our Investment Manager and their affiliates, including the selling agent, before distributions are paid to our Limited Partners even if we do not generate profits,

•	we rely on the employees of our General Partner, our Investment Manager and their affiliates,

•	the resolution of conflicts will be undertaken by the Investment Committee of our Investment Manager, and

•

our General Partner will act as our tax matters partner, and will negotiate with the Internal Revenue Service (the “IRS”) to settle tax disputes that would bind us and our Limited Partners, those negotiations might not be in their best interests given their individual tax situation.

Our General Partner’s, our Investment Manager’s or their affiliates’ operating systems could be damaged or disrupted by events beyond their control, which could interfere with our ability to conduct our business and make us less attractive to customers as a source of equipment leases.

Our ability to manage our operations and realize residual values from our leases of equipment and other assets depends on the operating systems of our General Partner, our Investment Manager and their affiliates. In particular, this includes our General Partner’s, our Investment Manager’s or their affiliates’ computer and telecommunications and related equipment, and their ability to protect those systems against damage or disruptions from such contingencies as:

•	power loss,

•	acts of God, such as a natural disaster,

•	telecommunications failure,

•	acts of terrorism,

•	computer intrusions, and

•	viruses and similar adverse events.

Although our General Partner, our Investment Manager and their affiliates will implement security and protective measures, these systems could still be vulnerable. Any damage or disruption to these systems could make us less attractive to end-users as a source of equipment or other asset leases.

Our Investment Manager’s investment committee is not independent.

Any conflicts in determining and allocating investments between us and our General Partner, or between us and another program managed by our General Partner, our Investment Manager or their affiliates will be resolved by our Investment Manager’s investment committee, which also will serve as the investment committee for other funds managed by our Investment Manager. Since all of the members of our Investment Manager’s investment committee are officers of our General Partner, and are not independent, matters determined by the investment committee, including conflicts of interest between us and our General Partner, our Investment Manager and their affiliates involving investment opportunities, may not be as favorable to our Limited Partners as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one program, our Investment Manager and its investment committee will allocate the investment to a program (which includes us) after taking into consideration at least the following factors:

•	which program has been seeking investments for the longest period of time,

•	whether the program has the cash required for the investment,

•	whether the amount of debt to be incurred with respect to the investment is acceptable for the program,

•	the effect the investment would have on the program’s cash flow,

•

whether the investment would further diversify, or unduly concentrate, the program’s investments in a particular lessee or borrower, class or type of equipment or other assets, location, industry, etc., and

•	whether the term of the investment is within the term of the program.

Notwithstanding the foregoing, our Investment Manager and its investment committee may make exceptions to these general policies when, in our Investment Manager’s judgment, other circumstances make application of these policies inequitable or uneconomic.

Also, under our Partnership Agreement our General Partner, our Investment Manager and their affiliates may engage in equipment acquisitions, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other partnerships, even if they compete with us.

We, our General Partner, our Investment Manager and their affiliates do not have independent audit and compensation committees.

Although our General Partner believes that the fees and other compensation we will pay to it, our Investment Manager and their affiliates are reasonable and competitive in the industry, they were established by our General Partner and were not determined by an independent compensation committee composed of persons who are not affiliates of our General Partner. Also, our General Partner and our Investment Manager, rather than an independent audit committee composed of persons who are not affiliates of either our General Partner or our Investment Manager, will select our independent registered public accounting firm and supervise the preparation of our audited financial statements included in our Annual Reports.

Our internal controls over financial reporting may not be effective or our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

After our first full year of operations, our General Partner will be required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC hereunder, which we refer to as “Section 404.” During the course of testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, our General Partner and its affiliates may be required to incur costs in improving our internal control system and the hiring of additional personnel.

Our Investment Manager may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

The amount of assets that our Investment Manager manages has grown substantially since our Investment Manager was formed in December 2007, and our Investment Manager intends to continue to sponsor funds similar to us, which may be concurrent with us, and our Investment Manager expects to experience further growth in their respective assets under management. Our Investment Manager’s future success will depend on the ability of its officers and key employees to implement and improve its operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. Our Investment Manager, however, may not implement improvements to its management information and control systems in an efficient or timely manner and may discover deficiencies in its existing systems and controls. Thus, our Investment Manager’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operating results.

Our General Partner, our Investment Manager and their affiliates may receive expense reimbursements and fees from us and those reimbursements and fees are likely to exceed the income portion of distributions made to Limited Partners during our early years.

Before making any distributions to Limited Partners, we may reimburse our General Partner, our Investment Manager and their affiliates for expenses incurred on our behalf, and pay our General Partner, our Investment Manager and their affiliates, fees for selling our Units and acquiring, managing, and realizing our investments for us, regardless of whether we are profitable. The expense reimbursements and fees of our General Partner, our Investment Manager and their affiliates were established by our General Partner and, are not based on arm’s-length negotiations, but are subject to the limitations set forth in our Partnership Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to Limited Partners in the early years of our term.

In general, expense reimbursements and fees will be paid without regard to the amount of our cash distributions to Limited Partners regardless of the success or profitability of our operations. For example, after we receive our minimum offering proceeds and begin operations, our General Partner, our Investment Manager and their affiliates may be entitled to certain fees and expense reimbursements. Some of those fees and expense reimbursements may be paid at the time of the Initial Closing in this offering or as we acquire our portfolio and we may pay other expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have begun to receive revenues from our investments.

Risk Associated with Tax Treatment of Our Units

Limited Partners may be required to pay taxes on income from us, even if they do not receive commensurate cash distributions from us.

Generally, Limited Partners will be required to pay federal income taxes, and probably state and local income taxes, on their share of our taxable income, regardless of whether or not they receive cash distributions from us. For example, their share of our taxable income could exceed the amount of cash that we distribute to them if we repay the principal of any debt we incur with our rental or interest income or net proceeds from the sale of our investments. This could happen because repaying the principal amount of a debt reduces the amount of cash available for distribution to our Limited Partners, but is not tax deductible. Thus, their cash distributions from us may not equal their share of our taxable income or even equal their tax liability resulting from that income.

We have not applied for an advance ruling from the IRS as to any federal tax consequences of an investment in us, and if the IRS classifies us as a corporation our Limited Partners will lose tax benefits.

We have not applied for an advance ruling from the IRS as to whether we will be treated as a partnership for federal tax purposes or with respect to any other tax consequences to our Limited Partners of an investment in us. Instead, we intend to rely on the opinions of our counsel, that we will be treated as a partnership and not an association taxable as a corporation for federal tax purposes and that we will not be a “publicly traded partnership” within the meaning of Section 7704 of the Internal Revenue Code (the “IRC”). If the IRS were to successfully contend that we should be treated as a “publicly traded partnership” then we would be treated as a corporation for federal tax purposes rather than a partnership. This would have the following principal consequences:

•	tax losses realized by us would not pass through to our Limited Partners,

•	we would be taxed at the income tax rates applicable to corporations, which would reduce our cash distributions to our Limited Partners, and

•	our distributions to our Limited Partners would be taxable as distribution income to the extent of our current and accumulated earnings and profits.

To reduce the possibility that the IRS could successfully contend that our Units are “publicly traded,” Section 13.2 of our Partnership Agreement places substantial restrictions on our Limited Partners ability to transfer their Units.

We could lose cost recovery or depreciation deductions if the IRS treats our operating leases as sales or financings.

We intend to claim cost recovery or depreciation deductions on the equipment subject to our operating leases, but not the equipment subject to our full payout leases or other investments. In this regard, we anticipate that some portion of our leases will be operating leases and others will be full payout leases. In addition, our equipment and other assets may be financed for others under secured financings. If the IRS were to successfully contend that our operating leases were actually sales, including full payout leases or other investments, rather than operating leases, we would not be entitled to cost recovery or depreciation deductions with respect to the equipment covered by those leases. The IRS could also challenge our method of calculating our cost recovery or depreciation deductions, or our other deductions, and the amount of our deductions could be reduced if we were audited.

Limited Partners will need passive income in order to deduct any tax losses we may generate.

Because our operations generally will be treated as passive activities by our Limited Partners, their share of any tax losses we generate will likely be passive losses which may be used on their personal federal income tax returns only to offset passive income received from us or from other passive activities (other than publicly-traded partnerships) in which a Limited Partner invests, if any, in calculating their personal federal income tax liability. For example, a Limited Partner cannot use a passive loss from us to offset any “active” (i.e., non-passive) income, such as salary, on their personal federal income tax returns. In addition, a portion of their share of our gross income might be treated for federal income tax purposes as portfolio income or gross income that is not from a passive activity, which cannot be offset by passive losses.

Limited Partners will likely be subject to various state and local taxes as a result of purchasing our Units.

Limited Partners will likely be subject to state and local taxes imposed by the various jurisdictions in which we do business or own property. It is their responsibility to file all of their personal federal, state and local tax returns. We urge all Limited Partners to seek advice based on their particular circumstances from an independent tax advisor with respect to the state and local tax consequences of purchasing our Units.

An IRS audit of our annual federal information tax return may result in adjustments to, or an audit of, our Limited Partners personal income tax returns.

We anticipate incurring tax losses during at least our early years due primarily to depreciation of equipment leased to others under our operating leases, and operating expenses. Also, we may be required to file disclosure reports with the IRS and its Office of Tax Shelter Analysis if the tax results of our intended activities cause us to be a “reportable transaction” under the IRC and the Treasury Regulations. Our anticipated tax losses and any reportable transaction reports to the IRS would increase the risk of an IRS audit of our federal information income tax returns, and could result in an IRS audit of our Limited Partners personal federal income tax returns. Also, any adjustments to our returns required by the IRS could require our Limited Partners to make corresponding adjustments on their personal federal income tax returns. In addition, an IRS audit of their personal federal income tax return could include an examination by the IRS of their returns for prior years, and could cover items unrelated to the investment in us.

Limited Partners investment in us may cause payment of the alternative minimum tax.

Limited Partners may have to pay alternative minimum tax as a result of their investment in us, because they will be allocated a share of our alternative minimum tax preference and adjustment items. For example, depreciation or cost recovery deductions of equipment subject to our operating leases generally are computed differently for regular federal income tax purposes than for alternative minimum tax purposes. This would increase Limited Partners alternative minimum taxable income, as compared to their regular taxable income, during the early years of the applicable cost recovery or depreciation period of the equipment subject to our operating leases.

IRA’s and tax-exempt organizations may have unrelated business taxable income (“UBTI”) from an investment in us.

Tax-exempt organizations, such as pension plans, IRA’s, and certain types of foreign entities or persons are potentially subject to tax on UBTI. Although rental and interest income generally are not included in UBTI, our General Partner anticipates that most of their income, if any, from an investment in us could constitute UBTI, because of a special rule in the IRC that treats such income as UBTI to the extent it is attributable to equipment leases.

Foreign investors in us will be subject to United States of America Tax withholding.

We generally will be required to withhold federal income tax at the highest applicable rate under the IRC on the income, if any, we allocate to Units owned by foreign investors, regardless of whether any corresponding cash distributions are made to them. If too much tax is withheld, foreign investors will have to file United States of America income tax returns to seek a refund.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5; Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 26, 2012
General Partner	1
Limited Partners	201

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after our initial closing, which occurred on May 2, 2011 through our Operating Period, which we currently anticipate will end during June 2015. For the year ended December 31, 2011, we paid distributions to our Limited Partners totaling $120,853. We have not paid any distributions to our General Partner.

We are required pursuant to FINRA. Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2011. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Units and consistent with NASD Rule 2340(c), the value of our Units are estimated to be the offering price of $1,000 per Unit. Our Units are currently being offered and the value of our Units is estimated to be $1,000 per Unit.

Following the completion of our Offering Period, the estimated value of our Units will be based on the fair value assumptions of our various equipment investments using cash flow modeling techniques. To estimate the cash flow for each investment, we calculate the sum of: (i) the unpaid balance of minimum rents for our finance lease, (ii) amounts that will reasonably be expected to be collectible from our notes receivable, (iii) future rental income payments from non-cancellable lease agreements for equipment subject to operating leases and (iv) the residual value of our equipment leases, all discounted to arrive at the net present value for each such transaction and (v) our cash on hand. From this amount, we then subtract our total liabilities outstanding and then divide that difference by the total number of Units outstanding for the period.

The foregoing valuation is an estimate only. The methodology incorporated by our Investment Manager in estimating our per Unit value are subject to various limitations and are based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Unit valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Units or our assets. Our Investment Manager did not obtain independent third-party appraisals for any of our assets. In addition, as stated above, as there is no significant public trading market for our Units at this time and none is expected to develop, there can be no assurance that Limited Partners could receive $1,000 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. Furthermore, there can be no assurance:

•

as to the amount Limited Partners may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our Limited Partners may receive may be less than $1,000 per Unit primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay distribution expenses and organizational and offering expenses;

•	that the foregoing valuation, or the method used to establish the value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•

that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Units.

The redemption price we offer to repurchase our Units utilizes a different valuation methodology than that which we use to determine the current value of our Units for the ERISA and FINRA purposes described above. Therefore, the $1,000 per Unit does not reflect the amount that a Limited Partner should expect to receive under our redemption plan. In addition, there can be no assurance that a Limited Partner will be able to redeem their Units under our redemption plan. A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by any of our Limited Partners.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2011	Period From March 10, 2010 (Commencement of Operations) Through December 31, 2010
Total revenue (a)	$194,830	$—

Net Loss (a)	$(674,105)	$(118)

Net loss allocable to Limited Partners	$(667,364)	$(117)

Weighted average number of limited partnership interests outstanding	4,955.70	1.00

Net loss per weighted average number of limited partnership interests outstanding	$(134.67)	$(117.00)

Distributions paid to Limited Partners	$120,853	$—

Distributions per weighted average number of limited partnership interests outstanding	$24.39	$—

	December 31,
	2011	2010
Total assets (a)	$9,249,817	$232

Partners’ Equity (c)	$6,523,185	$232

(a)	Increase in total revenue and total assets were primarily due to our investments in a public address system, a bottle recycling and extrusion production line and a note receivable in a hydro-electricity generation plant during 2011.
(b)	Increase in net loss was primarily due to management fees paid to our Investment Manager, fees paid to professionals substantially relating to work on our public filing requirements, depreciation and amortization and foreign currency translation loss from our investments in a public address system and a bottle recycling and extrusion production line.
(c)	Increase in partners’ equity was due solely to the equity raised during 2011, net of current year operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal investment strategy is to invest in business-essential, revenue-producing (or cost-savings) equipment with high in-place value and long, relative to the investment term, economic life. We expect to achieve our investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

Many of our investments are anticipated to be structured as full payout or operating equipment leases. In addition, we invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to those equipment or other assets, at a future date. We also structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we use other investment structures, such as vendor and rental (hire) programs that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure includes us holding title to or a priority position in the equipment or other asset.

We divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period is the time-frame in which we raise capital contributions from Limited Partners through the sale of our Units. The Operating Period commences on the initial closing date of our first equipment lease transaction and will last for three years unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions. Our Offering Period and Operating Period will overlap. The Liquidation Period is the period in which we will sell our assets in the ordinary course of business and will last four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

We were declared effective by the SEC on March 17, 2011, which is the date our Offering Period began. Since that time through December 31, 2011, we have admitted 137 Limited Partners and raised $8,450,900 in capital contributions. During this span of time we paid or accrued to Securities $169,018 in distribution expenses and paid an additional $963,721 in organizational and offering costs.

We commenced our Operating Period on June 29, 2011 with our first equipment transaction. During the Operating Period we will invest most of the net offering proceeds in items of equipment that are subject to leases, equipment financing transactions, and residual ownership rights in leased equipment. After the net offering proceeds are invested, additional investments will be made with the cash proceeds generated from our initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner is called “reinvestment.”

Current Business Environment and Outlook

The current domestic and foreign business environments have many challenges for the leasing industry; (i) interest rates are at or near historic lows with no indication of moving up during 2012, (ii) unemployment is high around the world, (iii) the 2008-09 United States of America recession was deeper than previously believed which has created tepid commercial spending and (iv) the ongoing debt crisis in Europe. We believe that these factors, among others, may restrain economic growth prospects in 2012.

With interest rates at or near historic lows it creates favorable conditions for financing equipment rather than leasing equipment. With unemployment at high levels many companies have excess capacity and until they can utilize that excess capacity may not invest in additional equipment. This may have a dampening effect on leasing transactions in the industrial equipment sector. We believe, in our market space, that we will be able to provide financing opportunities to company’s looking to expand their operations in anticipation of the economic recovery we anticipate is currently in its early stages.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2012 Equipment Leasing and Financing U.S. Economic Outlook” the expectation for 2012 is slower growth then in 2011, but growth should remain positive overall. The business sectors where growth is anticipated to remain strong are in the transportation equipment sector, the industrial equipment sector and the computer equipment and software sector. The business sectors in which growth is expected to slow or remain consistent with 2011 are the construction equipment sector, the agricultural equipment sector and industrial equipment sector. The energy sector is expected to gain momentum during late 2012.

Significant Transactions

Refer to Part I Item 1. Business, for a detailed discussion of our significant transactions during 2011.

Recently Adopted Accounting Pronouncements

Refer to Part II Item 8. Financial Statements and Supplementary Data, Note 2 Summary of Significant Accounting Policies, Recent Accounting Pronouncements in our financial statements included in this Annual Report on Form 10-K.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease, or when there are significant changes to the lease terms. We capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets. IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. Costs related to leases that are not consummated are not eligible for capitalization as IDC and are expensed as incurred as acquisition expense. For a finance lease, IDC is capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

Results of Operations for the Year Ended December 31, 2011 (“2011”) and the Period From March 10, 2010 (Commencement of Operations) Through December 31, 2010 (“2010”)

We are currently in both our Offering Period and our Operating Period. During our Offering Period we will continue raising capital contributions from Limited Partners until, the earlier of: (i) raising $50,000,000 in Limited Partner capital contributions or (ii) March 17, 2013. The management fee we pay our Investment Manager will increase once we raise $36,456,000. This fee is determined as an amount equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds.

During our Operating Period, we will continue to make investments in leased equipment and financing transactions with the cash generated from our initial investments, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and financing transactions. We anticipate incurring gains and losses on our investments during our Operating Period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses, such as depreciation and amortization expense.

Revenue for 2011 and 2010 is summarized as follows:

	Year Ended December 31, 2011	Period From March 10, 2010 (Commencement of Operations) Through December 31, 2010
Revenue:
Rental income	$135,361	$—
Finance income	38,995	—
Interest income	20,474	—

Total Revenue	$194,830	$—

For 2011, our rental income was earned from one lessee in the United Kingdom relating to a bottling recycling and extrusion production. There is both an initial rental period and a fixed rental period. The initial rental period was for four months but may be extended if the lessee raised an additional £3,000,000 in equity. The lessee raised the required additional equity during September 2011. Accordingly, the initial rental period has been extended until the earlier of either; (i) twelve months from date of the HP Agreement or (ii) the Plant Valuation date, as defined in the HP Agreement. Our Investment Manager anticipates that the fixed rental period will begin on July 1, 2012. Once the fixed rental period begins the revenue will likely become finance income, as we reassess the classification of the lease terms. We earned all of our finance revenue from one lessee for a public address system for a Scottish Premier League football team located in Scotland. We earned $16,474 of interest income from our equipment notes receivable, which is with a single entity.

Expenses for 2011 and 2010 are summarized as follows:

	Year Ended December 31, 2011	Period From March 10, 2010 (Commencement of Operations) Through December 31, 2010
Expenses:
Management fees—Investment Manager	$480,000	$—
Professional fees	116,604	—
Depreciation and amortization	94,596	—
Fund administration expense	34,006	—
Other expenses	18,634	118
Foreign currency transaction loss	125,095	—

Total Expenses	$868,935	$118

During 2011 we incurred total expenses of $868,935. Our largest expense was $480,000 for management fee expense paid to our Investment Manager. The monthly management fee reimburses our Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. We incurred a foreign currency transaction loss of $125,095: $82,384 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and $42,711 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. We do not currently, and we have no plans in the future to hedge our British pounds sterling activity. We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from year to year. The significant portion of our professional fees, $95,202, was related to compliance work regarding the rules and regulations of the SEC and $13,000 was for income tax compliance matters. We expect these costs will increase as we admit additional Limited Partners and enter into more equipment transactions. Depreciation and amortization totaled $94,596 for 2011. Depreciation expense totaled $70,000 and related solely to the equipment in the HP Agreement. Once the initial rental period is completed this equipment is not expected to incur any additional depreciation expense. Amortization expense relates to the amortization of initial direct costs incurred during the acquisition of leased equipment. Since the amortization expense is calculated using the effective interest rate method amortization will be greater in the early years of our leased equipment and decrease over time.

Net loss

For the reasons discussed above for 2011 we incurred a net loss of $674,105, a net loss allocable to our Limited Partners of $667,364 and a net loss attributable to our Limited Partners per weighted average number of Units outstanding of $134.67.

Financial Condition

Overview of Financial Condition

Significant changes to our partners’ equity are discussed in Part II Item 8. Financial Statements and Supplementary Data, on our Statement of Changes in Partners Equity. Other significant changes to our Balance Sheets follow.

Assets

Escrow deposits Limited Partner contributions—totaled $2,634,000 at December 31, 2011 and was comprised of monies received from Investors who had not been admitted by us as Limited Partners at

December 31, 2011. This amount is offset by an equal liability for capital contributions received in advance. In addition, we earned interest on these funds of $2,731 through December 31, 2011, which is included in escrow deposits Limited Partner contributions in our balance sheets included in Part II Item 8. Financial Statements and Supplementary Data.

Investments in finance leases, net—totaled $4,310,875 and represents the price we paid for our finance leases during 2011 less; (i) minimum rents received from the lessee’s, (ii) finance income earned and (iii) the foreign currency transaction loss on our leased equipment denominated in British pounds sterling. Additional information may be obtained in Part I Item 1. Business, for a discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, from our Statement of Cash Flows.

Equipment notes receivable, including accrued interest—totaled $1,407,231 and consisted of a Senior Loan Note Instrument denominated in British pounds sterling translated into United States of America dollars at December 31, 2011 and accrued interest on the outstanding principal. Additional information may be obtained in Part I, Item 1. Business, under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, from our Statement of Cash Flows.

Liabilities

Limited Partners contributions received in advance—totaled $2,634,000 and was comprised of monies received from Investors who had not been admitted by us as Limited Partners by December 31, 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2011	Period From March 10, 2010 (Commencement of Operations) Through December 31, 2010
Cash provided by (used in):
Operating activities	$(276,990)	$(118)

Investing activities	$(6,279,790)	$—

Financing activities	$7,198,058	$350

Sources of Liquidity

We are currently in both our Offering Period and our Operating Period. The Offering Period is the time-frame in which we raise capital contributions from Limited Partners through the sale of our Units. As such, we expect that a substantial portion of our cash in-flows will be from financing activities. The Operating Period is the time-frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be for investing activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control. See “Item 1A. Risk Factors.”

Operating Activities

Cash used in operating activities was primarily due to our starting up operations during 2011. Cash used in operating activities was $276,990 in 2011. This was primarily due to our net loss in 2011 of $674,105. Offsetting our net loss was $289,983 of cash collections from our finance leases and $91,632 relating to an increase in our accounts payable and accrued liabilities. During 2011 we received $187,596 in cash from our public address system lease and $102,387 in cash at the closing for the entertainment and leisure equipment. We anticipate that as we enter into additional equipment leasing transactions we will begin to generate net cash in-flows from operations. Prior to March 17, 2011 we were not actively engaged in business so in the 2010 our net loss consisted of bank charges while in 2011 we began our business operations and expected to incur a net loss.

Investing Activities

Cash used in investing activities was $6,279,790 in 2011. This decrease was solely related to our purchase of finance leases of $4,694,194, initial direct costs related to the acquisition of these leases of $174,786 and our funding under a Senior Loan Note Instrument for $1,410,810. Additional information may be obtained in Part I Item 1. Business under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, Note 4. Investments in Finance Leases, net and Note 5. Equipment Notes Receivable.

Financing Activities

Cash provided by financing was $7,198,058 in 2011. During 2011 we raised $8,450,900 in capital contributions from the 137 Limited Partners we admitted. Offsetting this was offering and distribution expenses paid of $1,131,739 and distributions paid to our Limited Partners of $120,853. We expect to continue generating cash in-flows during the Offering Period. Thereafter we believe we will generate cash out-flows primarily from distributions to our Limited partners.

Financings and Borrowings

None.

Distributions

We will make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after the Partnership’s initial closing which occurred on May 2, 2011. We expect to make distributions to our Limited Partner’s through the Operating Period. During 2011 we paid distributions to our Limited Partners totaling $120,853. We did not pay any distributions to our General Partner during 2011.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

At December 31, 2011 we had a liability for Limited Partners contributions received in advance totaling $2,634,000. Any Investors whom we do not admit as Limited Partners, within a reasonable period of time, will be refunded the amount they intended to invest.

Our income, losses and distributions are allocated 99% to our Limited Partners and 1% to our General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to our Limited Partners and 20% to our General Partner.

We enter into contracts that contain a variety of indemnifications. Our maximum exposure under these arrangements is not known.

In the normal course of business, we enter into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of our General Partner and our Investment Manager, no liability will arise as a result of these provisions. Our General Partner and our Investment Manager knows of no facts or circumstances that would make our contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, we believe that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under our similar commitments is remote. Should any such indemnification obligation become payable, we would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.

Off-Balance Sheet Transactions

None.

Subsequent Events

Anaerobic Digestion Plant

During February 2012, we entered into a finance lease transaction for an 80.0% ownership interest in an anaerobic digestion plant located in the United Kingdom for £576,000 ($912,845 applying exchange rates at February 29, 2012) with a lease term of 48 months. Under the terms of the agreement we will receive monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) through September 20, 2015 and then through January 20, 2016, there will be a rent holiday, where no payments are due. The lessee has an option to make either a one-time payment of £64,074 ($101,544 applying exchange rates at February 29, 2012) or making 4 monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) and a final payment of £3,046 ($4,827 applying exchange rates at February 29, 2012). The option is contingent upon the lessee extending the service agreement for 6 months or longer. Once the final payment is received title to the equipment will pass to the lessee. The remaining 20.0% ownership interest is held by SQN Alternative Investment Fund II, LLC, another equipment leasing fund managed by our Investment Manager.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment owned by us. We believe that our exposure to other market risks, including commodity risk and equity price risk, are insignificant at this time to both our financial position and our results of operations.

We currently have no debt and do not anticipate taking on any debt for the foreseeable future. Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not believe that we will experience any material adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

At times we may have large cash positions in a bank located in the United Kingdom and a substantial portion of our transactions are currently denominated in British pounds sterling, exposing us to foreign currency translation exposures. We currently do not anticipate entering into agreements to hedge our foreign currency translation risk so we may experience large fluctuations in our operations due to the currency changes in the British pounds sterling form year to year.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	34

Balance Sheets at December 31, 2011 and 2010	35

Statements of Operations for the year ended December 31, 2011 and the period March 10, 2010 (Commencement of Operations) through December 31, 2010	36

Statements of Changes in Partners’ Equity for the year ended December 31, 2011 and the period March 10, 2010 (Commencement of Operations) through December 31, 2010	37

Statements of Cash Flows for the year ended December 31, 2011 and the period March 10, 2010 (Commencement of Operations) Through December 31, 2010	38

Notes to Financial Statements	39

Report of Independent Registered Public Accounting Firm

To the Members

SQN Alternative Investment Fund III, LP

We have audited the accompanying balance sheet of SQN Alternative Investment Fund III, LP (the “Partnership”) as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ equity, and cash flows for the year ended December 31, 2011 and the period from March 10, 2010 (commencement of operations) through December 31, 2010. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SQN Alternative Investment Fund III, LP as of December 31, 2011 and 2010, and the results of its operations and cash flows for the year ended December 31, 2011 and the period from March 10, 2010 (commencement of operations) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

New York, New York

March 29, 2012

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Balance Sheets

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$641,510	$232
Escrow deposits Limited Partners contributions	2,636,731	—
Accounts receivable	28,497	—
Investment in finance leases, net	4,310,875	—
Initial direct costs, net of accumulated amortization of $24,596 and $-	150,190	—
Equipment notes receivable, including accrued interest	1,407,231	—
Other assets	74,783	—

Total Assets	$9,249,817	$232

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued expenses	$91,632	$—
Due to SQN Securities, LLC	1,000	—
Limited Partners contributions received in advance	2,634,000	—

Total Liabilities	2,726,632	—

Partners’ Equity (Deficit):
Limited Partners	6,529,827	133
General Partner	(6,642)	99

Total Partners’ Equity	6,523,185	232

Total Liabilities and Partners’ Equity	$9,249,817	$232

See accompanying notes to financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Statements of Operations

	Year Ended December 31, 2011	Period From March 10, 2010 (Commencement of Operations) Through December 31, 2010
Revenue:
Rental income	$135,361	$—
Finance income	38,995	—
Interest income	20,474	—

Total Revenue	194,830	—

Expenses:
Management fees—Investment Manager	480,000	—
Professional fees	116,604	—
Depreciation and amortization	94,596	—
Fund administration expenses	34,006	—
Other expenses	18,634	118
Foreign currency transaction loss	125,095	—

Total Expenses	868,935	118

Net Loss	$(674,105)	$(118)

Net loss allocable to:
Limited Partners	$(667,364)	$(117)
General Partner	(6,741)	(1)

	$(674,105)	$(118)

Weighted average number of limited partnership interests outstanding	4,955.70	1.00

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(134.67)	$(117.00)

See accompanying notes to financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Statements of Changes in Partners’ Equity

Period From March 10, 2010 (Commencement of Operations) Through December 31, 2010

and the Year Ended December 31, 2011

	Limited Partnership Interests	Total	General Partner	Limited Partners	Subscription Receivable— Initial Limited Partner
Partners capital contributions	1.00	$1,100	$100	$1,000	$—
Less: subscription receivable	—	(750)	—	—	(750)
Net loss	—	(118)	(1)	(117)	—

Balance, December 31, 2010	1.00	232	99	883	(750)

Limited Partners capital contributions	8,450.90	8,450,900	—	8,450,900	—
Redemption of Initial Limited Partner capital contribution	(1.00)	(250)	—	(1,000)	750
Offering and distribution expenses	—	(1,132,739)	—	(1,132,739)	—
Distributions paid	—	(120,853)	—	(120,853)	—
Net loss	—	(674,105)	(6,741)	(667,364)	—

Balance, December 31, 2011	8,450.90	$6,523,185	$(6,642)	$6,529,827	$—

See accompanying notes to financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Statements of Cash Flows

	Year Ended December 31, 2011	Period From March 10, 2010 (Commencement of Operations) Through December 31, 2010
Cash flows from operating activities:
Net loss	$(674,105)	$(118)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance income	(38,995)	—
Accrued interest income	(19,205)	—
Depreciation and amortization	94,596	—
Foreign currency transaction loss	82,384	—
Change in operating assets and liabilities:
Accounts receivable	(28,497)
Minimum rental payments received	289,983	—
Other assets	(74,783)	—
Accounts payable and accrued expenses	91,632	—

Net cash used in operating activities	(276,990)	(118)

Cash flows from investing activities:
Purchase of finance leases	(4,694,194)	—
Increase in equipment notes receivable	(1,410,810)	—
Cash paid for initial direct costs	(174,786)	—

Net cash used in investing activities	(6,279,790)	—

Cash flows from financing activities:
Proceeds from General Partner capital contribution	—	100
Proceeds from Limited Partners’ capital contributions	8,450,900	250
Cash paid for redemption of Initial Limited Partner capital contribution	(250)	—
Cash paid for offering and distribution expenses	(1,131,739)	—
Increase in escrow deposits	(2,634,000)	—
Distributions paid	(120,853)	—
Limited Partners capital contributions received in advance	2,634,000	—

Net cash provided by financing activities	7,198,058	350

Net increase in cash and cash equivalents	641,278	232
Cash and cash equivalents, beginning of period	232	—

Cash and cash equivalents, end of period	$641,510	$232

See accompanying notes to financial statements.

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

(Commencement of Operations) Through December 31, 2010

1.	Organization and Nature of Operations

Nature of business and operations—SQN Alternative Investment Fund III L.P. (the “Partnership”) was organized as a Delaware limited partnership on March 10, 2010 and is engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership will terminate no later than December 31, 2034.

The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-savings) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life. The Partnership expects to achieve its investment strategy by making investments in equipment already subject to lease, originating equipment leases in such equipment or providing asset financing.

The General Partner of the Partnership is SQN AIF III GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, SQN Capital Management, LLC (the “Investment Manager”). Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

On July 1, 2011, SQN Capital Corporation assigned its 100% interest in the Partnership’s Investment Manager to SQN Capital Partners, LLC which it believes to be a more tax efficient structure. There has been no change of control as a result of this as the principals and majority interest holders in both entities are the same.

On June 28, 2011, the officers of Summit Asset Management Limited (“SAM”) which prior to that date had equal ownership in the Investment Manager with SQN Capital Corporation (the parent company of the Investment Manager) resigned from both the General Partner and the Investment Manager. At that time, SAM redeemed its ownership interest in the Investment Manager.

Beginning on June 29, 2011, SAM has primarily provided the Partnership with origination services. They have assisted the Partnership with all the transactions completed during 2011. The Partnership anticipates SAM will continue to provide these services going forward into the foreseeable future.

The Partnership will make, at the sole discretion of the Investment Manager, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after the Partnership’s initial closing which occurred on May 2, 2011. The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to the Limited Partners and 20% to the General Partner.

The Partnership is currently in the Offering Period, which expires the earlier of raising $50,000,000 in Limited Partner capital contributions (50,000 units in limited partnership interests (“Units”) at $1,000 per

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

(Commencement of Operations) Through December 31, 2010

Unit) or March 17, 2013. During the Operating Period the Partnership invests most of the net offering proceeds in items of equipment that are subject to leases, equipment financing transactions, and residual ownership rights in leased equipment. The Operating Period begins when the Partnership starts investing the offering proceeds, which occurred on June 29, 2011, and will last for three years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions. After the net offering proceeds are invested, additional investments will be made with the cash proceeds generated from the Partnership’s initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner is called “reinvestment.” After the Operating Period, the Partnership will sell its assets in the ordinary course of business, a time frame called the “Liquidation Period.” The Liquidation Period is expected to last four years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions.

On May 2, 2011, the first business day after April 30, 2011, the Partnership admitted 19 Limited Partners with total capital contributions of $1,200,500. From May 3, 2011 through December 31, 2011, the Partnership admitted an additional 118 Limited Partners with total capital contributions of $7,250,400.

A Limited Partner may not redeem their Units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

2.	Summary of Significant Accounting Policies

Cash and cash equivalents—The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts held at financial institutions. At December 31, 2011, the Partnership had $2,074 of cash and cash equivalents held in one bank in the United Kingdom.

The Partnership’s cash and cash equivalents are held principally at one financial institution in the United States of America and at times the balances may exceed federally insured limits. The Partnership has placed these funds in a high quality financial institution in order to minimize risk relating to exceeding insured limits.

Finance lease receivables and allowance for doubtful accounts—In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful accounts. Receivables are written off when the Investment Manager determines they are uncollectible. An allowance for doubtful accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded on the books are deemed collectible.

Credit risk—In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments. Concentrations of credit risk with respect to lessees are dispersed across different industry segments throughout the United Kingdom. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the industry segments in which they operate.

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

(Commencement of Operations) Through December 31, 2010

Asset impairments—The significant assets in the Partnership’s investment portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made.

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

Equipment Notes Receivable—Equipment notes receivable are reported in the Partnership’s balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originated loans, if any, are reported as other assets in the Partnership’s balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Partnership periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Revenue recognition—The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of lease.

The Partnership leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs, if any, related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

(Commencement of Operations) Through December 31, 2010

For operating leases, rental income is recognized on a straight line basis over the lease term. Billed and uncollected operating lease receivables are included in accounts receivable. Accounts receivable is stated at its estimated net realizable value. Deferred rental income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

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

Initial direct costs—The Partnership capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets. IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. These costs are amortized on a lease by lease basis based on actual contract term using the effective interest rate method for finance leases and a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the IDC and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense.

Acquisition expense—Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to the selection and acquisition of leased equipment which are to be borne by the Partnership under the terms of the Partnership Agreement, as amended. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

Income taxes—As a partnership, no provision for income taxes is recorded since the liability for such taxes is that of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

Uncertain tax positions—The Partnership has adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Position”). Uncertain Tax Position prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under Uncertain Tax Position, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax position for the period ended December 31, 2010 and the year ended December 31, 2011, and does not expect any material adjustments to be made. The tax years 2010 and 2011 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data—Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Foreign currency transactions—The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments in international locations. Accordingly, certain assets and liabilities are translated at either the current monthly exchange rate or the historical exchange rates,

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

(Commencement of Operations) Through December 31, 2010

revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s results of operations.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-11, Disclosure about Offsetting Assets and Liabilities (Topic 210) (“ASU 2011-11”) which was designed to enhance the disclosures and provide converged disclosures about financial instruments and derivative instruments between accounting principles generally accepted in the United States of America (“U.S. GAAP”) and international financial reporting standards (“IFRS”). Entities are required to provide both net and gross information for these financial instruments and derivative instruments assets and liabilities in order to enhance comparability between financial statements prepared on the basis of U.S. GAAP and those prepared on the basis of IFRS. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by ASU 2011-11 retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have an effect on the Partnership’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance is effective for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have an effect on the Partnership’s financial position or results of operations.

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

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

(Commencement of Operations) Through December 31, 2010

ASU 2011-05 also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. At the FASB’s October 21, 2011 Board meeting it was decided that the effective date of this guidance will be deferred, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have an effect on the Partnership’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 amends the accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in IFRS. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Partnership’s financial position or results of operations.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed $1,000,000, in the aggregate, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. The General Partner also has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

The Partnership pays the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the year ended December 31, 2011, the Partnership paid the Investment Manager $480,000 for management fees that are included in the statements of operations. For the period from March 10, 2010 (Commencement of Operations) through December 31, 2010, the Partnership did not pay any management fees to the Investment Manager. For the year ended December 31, 2011, the Investment Manager was reimbursed $268,245 for organizational and offering costs incurred on behalf of the Partnership.

SQN Securities, LLC (“Securities”) is a Delaware limited liability company and is a majority-owned subsidiary of the Partnership’s Investment Manager. Securities is the sole selling agent of the Partnership’s Units, is a broker-dealer registered with the Securities and Exchange Commission and is a member of both the Financial Industry Regulatory Authority and the Security Investor Protection Corporation. The Partnership pays Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities. At December 31, 2011, the Partnership owed Securities $1,000 for unpaid distribution expense. For the year ended December 31, 2011, Securities was

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

(Commencement of Operations) Through December 31, 2010

paid $169,018, which is included in offering and distribution expenses in the statements of changes in partners’ equity. For the year ended December 31, 2011, Securities was reimbursed $126,753 for organizational and offering expenses incurred on behalf of the Partnership.

4.	Investment in finance leases

Entertainment and Leisure Equipment

On December 19, 2011, the Partnership entered into a lease transaction for entertainment and leisure equipment located in the United Kingdom for £506,433 ($782,590 applying exchange rates at December 31, 2011) with a lease term of 24 months. Under the terms of the agreement the Partnership receives monthly lease payments as follows: an initial lease payment of £66,257 ($102,386 applying exchange rates at December 31, 2011) when the transaction was finalized and £22,086 ($34,129 applying exchange rates at December 31, 2011) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. The Partnership paid initial direct costs as follows: (i) on November 30, 2011 the Partnership paid £7,875 ($12,251 applying exchange rates at November 30, 2011) and (ii) on December 20, 2011 the Partnership paid £10,281 ($15,887 applying exchange rates at December 31, 2011) relating to the acquisition of this leased equipment. For the year ended December 31, 2011, the Partnership did not expense any initial direct costs relating to this leased equipment.

Public Address System

On August 19, 2011, the Partnership entered into a lease transaction for a public address system for a Scottish Premier League football team located in Scotland for £602,794 ($985,509 applying exchange rates at August 31, 2011) with a lease term of 48 months. Under the terms of the agreement the Partnership receives quarterly lease payments of £58,797 ($96,127 applying exchange rates at August 31, 2011) through May 16, 2014 and quarterly lease payments of £13,931 ($22,775 applying exchange rates at August 31, 2011) through November 16, 2015. At the termination of the lease the lessee has a bargain purchase option to acquire the public address system for $1. On August 19, 2011, the Partnership paid initial direct costs of £36,168 ($59,131 applying exchange rates at August 31, 2011) related to the acquisition of this leased equipment. For the year ended December 31, 2011, the Partnership incurred amortization expense related to this leased equipment of $24,596.

On February 13, 2012, the lessee went into Administration in Scotland. Administration in the United Kingdom is a process similar to reorganization under the Bankruptcy Code in the United States of America. The Administrator continues to conduct business as usual which it cannot legally do without the use of the Partnership’s equipment. The Investment Manager has confirmed with the Administrator that they intend to continue to pay for the use of the equipment. The lessee had previously paid for the use of the leased equipment through February 15, 2012. Beginning on February 16, 2012, the Administrator has agreed to pay for the continuing use of the leased equipment, monthly in arrears, which is in keeping with Administration procedures.

Bottle Recycling and Extrusion Production Line

On June 29, 2011, the Partnership entered into a Participation Agreement (the “Agreement”) for an ownership interest in a Hire Purchase Agreement (the “HP Agreement”). The HP Agreement is between an independent United Kingdom leasing entity and the lessee of a bottle recycling and extrusion line located in

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

(Commencement of Operations) Through December 31, 2010

the United Kingdom. The Partnership made its initial payment under the Agreement on June 29, 2011 totaling £1,100,000 ($1,774,520 applying exchange rates at June 30, 2011) and made its final payment on October 13, 2011 totaling £730,000 ($1,151,575 applying exchange rates at October 31, 2011).

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period was for four months but could be extended if the lessee raised an additional £3,000,000 in equity. The lessee raised the required additional equity during September 2011. Accordingly, the initial rental period has been extended until the earlier of either; (i) twelve months from date of the HP Agreement or (ii) the Plant Valuation date, as defined in the HP Agreement. The Investment Manager believes that the fixed rental period will begin on July 1, 2012.

During the initial rental period the Partnership receives monthly rental income between £11,229 ($17,987 applying exchange rates at June 30, 2011) and £18,425 ($29,514 applying exchange rates at June 30, 2011). For the year ended December 31, 2011, the Partnership earned $135,361 in rental income and incurred $70,000 in depreciation expense. At December 31, 2011, the Partnership had $28,497 as accounts receivable in the accompanying balance sheets relating to this leased equipment. The Partnership was paid on January 4, 2012.

The fixed rental period is for a term of 60 months. The Partnership will receive monthly payments of £40,937 ($65,573 applying exchange rates at June 30, 2011). At lease termination the lessee has an option to purchase the leased equipment and the Partnerships portion of the proceeds will be £253,821 ($406,570 applying exchange rates at June 30, 2011). The Partnership paid initial direct costs as follows: (i) on July 15, 2011 we paid £45,775 ($73,322 applying exchange rates at July 15, 2011) and (ii) on November 30, 2011 we paid £9,125 ($14,195 applying exchange rates at November 30, 2011) related to the acquisition of this leased equipment.

Investment in finance lease consists of the following at December 31, 2011:

Minimum rents receivable	$5,575,250
Estimated unguaranteed residual value	392,385
Unearned income	(1,656,760)

$4,310,875

At December 31, 2011, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending December 31,
2012	$—	$1,152,550	$1,152,550
2013	—	1,497,963	1,497,963
2014	—	983,884	983,884
2015	—	802,173	802,173
2016	—	759,119	759,119
Thereafter	—	379,561	379,561

	$—	$5,575,250	$5,575,250

(1)	Converted to US Dollars at the December 31, 2011 exchange rate.

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

(Commencement of Operations) Through December 31, 2010

5.	Equipment Notes Receivable

On October 31, 2011, the Partnership entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electricity generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument is £1,700,000, accrues interest at 12.0% per year and is guaranteed by the borrower’s parent company. Interest accrues on the Instrument until the project commencement date, as defined in the agreement, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and the £22 per £1,000 of original outstanding principal for the next three years.

The Partnership made three advances under this Instrument; (i) on November 2, 2011 for £300,000 ($479,730 applying exchange rates at November 15, 2011), (ii) on November 29, 2011 for £300,000 ($466,710 applying exchange rates at November 30, 2011) and (iii) on December 14, 2011 for £300,000 ($464,370 applying exchange rates at December 15, 2011).

6.	Fair Value Measurements

The Partnership follows the fair value guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) for items that are required to be measured at fair value. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs—Quoted prices for identical instruments in active markets.

Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs—Instruments with primarily unobservable value drivers.

Fair value information with respect to the Partnership’s leased assets and liabilities are not separately provided for since ASC 820 does not require fair value disclosures of leasing arrangements.

The Partnership’s carrying value of cash and cash equivalents, escrow deposits, accounts receivable, other assets, accounts payable and accrued liabilities, due to SQN Securities, LLC and Limited Partners contributions received in advance, approximate fair value due to their short term until maturity.

The Partnership’s carrying values and approximate fair values of Level 3 inputs at December 31, 2011 were as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable, including accrued interest	$1,407,231	$1,407,231	$—	$—

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

(Commencement of Operations) Through December 31, 2010

The carrying amount of the Partnership’s equipment note receivable, including accrued interest, approximates fair value at December 31, 2011 based on the following factors: (i) interest rates have remained stable, (ii) the basic technology, the Archimedes screw, is thousands of years old and has been successfully used in other hydro-electric generating plants in Europe, (iii) there is minimal credit risk associated with the lessee and (iv) the short period of time between funding this equipment note receivable and the Partnership’s year-end.

7.	Business Concentrations

For the year ended December 31, 2011, the Partnership had two lessee’s which accounted for 78% and 22% of income derived from leasing activities, respectively. At December 31, 2011, the Partnership had three investments which accounted for 66%, 18% and 16% of the Partnership’s net investments in finance leases, respectively. At December 31, 2011, the Partnership’s equipment note receivable was due from one debtor.

For the year ended December 31, 2011, 100% of the equipment leasing transactions and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $6,279,790 to acquire these equipment leases and financing transactions.

8.	Geographic Information

Geographic information for revenue, and long-lived assets at December 31, 2011, was as follows:

	United States	Europe	Total
Revenue:
Rental income	$—	$135,361	$135,361

Finance income	$—	$38,995	$38,995

Long-lived assets:
Investment in finance leases, net	$—	$4,310,875	$4,310,875

Equipment notes receivable, including accrued interest	$—	$1,407,231	$1,407,231

9.	Indemnifications

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

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

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

10.	Income Tax Reconciliation

At December 31, 2011 and 2010, total Partners’ equity included in the financial statements was $6,523,185 and $232, respectively. At December 31, 2011 and 2010, total Partners’ equity for federal income tax purposes was $7,823,601 and $232, respectively. The primary difference was offering and distribution expenses which is a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization and foreign currency translation loss for financial reporting purposes and federal income tax purposes.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income purposes for the years ended December 31, 2011 and 2010:

	2011	2010
Net loss per financial statements	$(674,105)	$(118)
Depreciation and amortization	85,292	—
Foreign currency translation loss	82,385	—

Net loss for federal income tax purposes	$(506,428)	$(118)

11.	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended December 31, 2011
	March 31,	June 30,	September 30,	December 31,
Total revenue	$—	$934	$47,561	$146,335	$194,830

Net loss allocable to Limited Partners	$(28,988)	$(174,657)	$(369,300)	$(94,419)	$(667,364)

Weighted average number of limited partnership interests outstanding	—	1,886.00	1,756.00	1,313.70	4,955.70

Net loss attributable to Limited Partners per weighted average number of limited partnership	$—	$(92.61)	$(77.46)	$35.40	$(134.67)

12.	Subsequent Events

During February 2012, the Partnership entered into a finance lease transaction for an 80.0% ownership interest in an anaerobic digestion plant located in the United Kingdom for £576,000 ($912,845 applying exchange rates at February 29, 2012) with a lease term of 48 months. Under the terms of the agreement the

SQN Alternative Investment III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2011 and the Period From March 10, 2010

(Commencement of Operations) Through December 31, 2010

Partnership will receive monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) through September 20, 2015 and then through January 20, 2016, there will be a rent holiday, where no payments are due. The lessee has an option to make either a one-time payment of £64,074 ($101,544 applying exchange rates at February 29, 2012) or making 4 monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) and a final payment of £3,046 ($4,827 applying exchange rates at February 29, 2012). The option is contingent upon the lessee extending the service agreement for 6 months or longer. Once the final payment is received title to the equipment will pass to the lessee. The remaining 20.0% ownership interest is held by SQN Alternative Investment Fund II, LLC, another equipment leasing fund managed by the Investment Manager.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2011, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

In designing and evaluating our General Partner’s and our Investment Manager’s disclosure controls and procedures, our General Partner and our Investment Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our General Partner’s and our Investment Manager’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our General Partner’s and our Investment Manager’s Chief Executive Officer and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2011, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is SQN AIF III GP, LLC, a Delaware limited liability company and was formed in March 2010. The sole member of our General Partner is SQN Capital Management, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Jeremiah J. Silkowski	37	President and Chief Executive Officer
David Charles Wright	54	Chief Financial Officer
Michael C. Ponticello	33	Senior Vice President and National Sales Manager
Michael Miroshnikov	29	Vice President
Hugh Shelmerdine	60	Vice President—Chief Credit Officer

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager is SQN Capital Management, LLC, a Delaware limited liability company was formed in December 2007 to act as the manager of direct participation programs and its managing directors and executive officers will be responsible for selecting, managing and disposing of our assets, equipment and leases. In this regard, after we receive the minimum offering proceeds and hold our initial closing, we intend to enter into the Management, Origination and Servicing Agreement under which our Investment Manager will originate leases and other investments for us, and our Investment Manager will service our portfolio of leases and other investments. Our Investment Manager is responsible for all aspects of the performance by its affiliates of services necessary to our operation and for the facilities, personnel, equipment, financial and other resources used by its affiliates in the performance of those services. The executive officers of our Investment Manager are as follows:

Name	Age	Position
Jeremiah J. Silkowski	37	President and Chief Executive Officer
David Charles Wright	54	Chief Financial Officer
Michael C. Ponticello	33	Senior Vice President and National Sales Manager
Michael Miroshnikov	29	Vice President
Hugh Shelmerdine	60	Vice President—Chief Credit Officer

Jeremiah J. Silkowski has been President and Chief Executive Officer of SQN Capital Corporation, a company that provides asset-backed and lease-based financing to multiple under-served market sectors including the off-shore oilfield services industry, since its inception in January 2006. Mr. Silkowski has served as Managing Director of our Investment Manager since December 2007 and President and Chief Executive Officer since April 2010 and has served as President and Chief Executive Officer of our General Partner since March 2010. Prior to forming SQN Capital Corporation, Mr. Silkowski spent 13 years in various capacities with ICON Capital Corp., including Senior Vice President of Operations and head of Portfolio Management, Remarketing, Cash Management, Tax, Middle Market Acquisitions, and Structured Finance. Mr. Silkowski was responsible for the day-to-day management of over $1.0 billion dollars of assets including two securitizations and eight public partnerships. Mr. Silkowski received his B.A. in Economics from New York University. He also holds Series 7, 24, and 63 licenses.

David Charles Wright has been the Chief Financial Officer of our Investment Manager since December 2007 and of our General Partner since March 2010. Mr. Wright is a Certified Public Accountant with more than

25 years of accounting and audit experience with top level finance and leasing companies throughout the United States of America. Mr. Wright has held senior positions with both public and private reporting requirements. Mr. Wright has been an SEC Audit Manager and the Senior Vice President and Controller of three public reporting partnerships and three limited liability companies with more than 30,000 investors, approximately $921,000,000 of total assets under management and approximately $153,000,000 in total revenue. Mr. Wright is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants, and the SEC Practice Section Committee of the New York State Society of Certified Public Accountants. Mr. Wright received his B.A. in Accounting from Ohio Wesleyan University.

Michael C. Ponticello has served as Vice President of SQN Capital Corporation since April 2007 and was responsible for the establishment and development of the equity-raising arm of the company through our Investment Manager. Mr. Ponticello has also served as Senior Vice President and National Sales Manager of our Investment Manager since December 2007 and of our General Partner since March 2010. From June 2001 until December 2004, Mr. Ponticello served as a Management Associate of ICON Capital Corp., from December 2004 to January 2006, he served as Regional Marketing Director of the Southwest for ICON Securities Corp. and from March 2006 to April 2007, he served as Assistant Vice President of Operations at ICON Capital Corp. responsible for the management and monitoring of eight-investment funds with assets in excess of $1.0 billion. Mr. Ponticello received his B.B.A. from the Zicklin School of Business at Baruch College. He also holds Series 7, 24, and 63 licenses.

Michael Miroshnikov has served as Vice President of our Investment Manager since April 2008 and of our General Partner since March 2010. Since March 2006, Mr. Miroshnikov also has served as Senior Analyst of SQN Capital Corporation. From October 2001 until May 2003, Mr. Miroshnikov was employed by ICON Capital Corp. where he served in an Operations Assistance capacity supporting its equipment leasing and income funds. Mr. Miroshnikov has developed a specific expertise in oil field services, energy and marine transportation companies and assets. Mr. Miroshnikov graduated Cum Laude with a B.B.A. in Investment Finance from the Zicklin School of Business at Baruch College and has received a Juris Doctorate degree from Brooklyn Law School. He also holds Series 7, 24, and 63 licenses. Mr. Miroshnikov is a licensed attorney in the State of New York.

Hugh Shelmerdine has served as Chief Credit Officer of our Investment Manager’s private placement investments since October 2009. Mr. Shelmerdine has over 30 years of senior level lease, bank and finance company executive and directorship experience. From 1977 to 1985 Mr. Shelmerdine served as a Director of Chemco Equipment Finance, Ltd, the asset finance subsidiary of Chemical Bank. From 1985 to 1995, Mr. Shelmerdine served as a Director of Concord Leasing, the asset finance subsidiary of HSBC. From 1996 to 1997, Mr. Shelmerdine served as a Director of Vendor Finance for Nikko Bank (UK) plc. After Concord, from 1997 to 1999, he served as a Senior Account Manager of de Lage Landen Leasing, the leasing subsidiary of Rabobank. Between 2000 and 2009, Mr. Shelmerdine served as a business advisor for Business Link for London and as a Director of The Business Development Experience, Ltd. The last two appointments were providing coaching, mentoring and business advice to business owners. Mr. Shelmerdine has a degree in the United Kingdom that is equivalent to a bachelor’s degree in the United States of America and is qualified as a Charted Secretary.

Code of Business Conduct and Ethics

We do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by our General Partner that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may request a copy of this code of ethics from our General Partner at SQN AIF III GP, LLC, 110 William Street, 26th Floor, New York, New York, 10038.

We are not required to and do not have an independent audit committee or a financial expert.

Item 11. Executive Compensation

We do not pay the officers or directors of our General Partner, our Investment Manager or their affiliates any compensation. However, we will pay our General Partner, our Investment Manager and their affiliate’s fees and reimburse certain of their expenses incurred on our behalf. These expense reimbursements include reimbursing our General Partner, our Investment Manager and their affiliate’s for certain costs incurred on our behalf, including the cost of personnel, other than controlling persons of our General Partner, our Investment Manager and their affiliates, who will perform administration, accounting, secretarial, transfer and other services required by us. These individuals also will perform similar services for our General Partner, our Investment Manager or their affiliates and other affiliated investment programs, including our Investment Manager’s prior equipment leasing and finance programs, as well as investment programs to be formed in the future by our General Partner and its affiliates. Our partnership agreement provides that expense reimbursements paid by us to our General Partner, our Investment Manager and their affiliates must be limited to the lesser of their actual cost or the cost of comparable services from third-parties. We expect that we will allocate the cost of compensation and benefits of our General Partner’s officers, the officers and employees of our Investment Manager, and the officers and employees of their affiliates, excluding expenses allocable to their controlling persons, based on the amount of their business time spent on our business.

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2011
SQN Capital Management, LLC	Investment Manager	Management fees (1) Organizational and offering	$480,000
SQN Capital Management, LLC	Investment Manager	expense reimbursements (3)	268,245
SQN Securities, LLC	Dealer—Manager	Distribution expense (2) Organizational and offering	169,018
SQN Securities, LLC	Dealer—Manager	expense reimbursements (3)	126,753

			$1,044,016

(1)	Amount charged directly to operations.
(2)	Amount charged directly to partners’ equity.
(3)	Amount capitalized and amortized to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not pay our General Partner any distributions during 2011. For the year ended December  31, 2011, the General Partner’s 1% interest in our net loss was $6,741.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a.	We do not have any securities authorized for issuance under any equity compensation plan.

b.	We have one Limited Partner who owns 5.9165% of our Units at December 31, 2011.

c.	As of March 26, 2012, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information regarding executive compensation and related party transactions refer to Part III Item 11. Executive Compensation and Part II Item. 8. Financial Statements and Supplementary Data, Note 3. Related Party Transactions in our financial statements for a discussion of our related party transactions.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our General Partner’s and Investment Manager’s directors are independent. Under this definition, the board of directors of both our General Partner and our Investment Manager has determined that they do not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2011 our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non–audit services rendered by Holtz Rubenstein Reminick LLP for the year ended December 31, 2011:

Description of fees	Year Ended December 31, 2011
Audit fees (1) (2)	$61,558
Tax compliance fees	9,750

$71,308

(1)	Includes audits as of March 31, 2010 and December 31, 2010 and interim quarterly work for 2011.
(2)	Includes review of S-1 Registration Statement and related matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

a)	The Following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended December 31, 2011.

i)	Report of Independent Registered Public Accounting Firm

ii)	Balance Sheets

iii)	Statements of Operations

iv)	Statements of Changes in Partners’ Equity

v)	Statements of Cash Flows

vi)	Notes to Financial Statements

b)	Listing of Exhibits:

31.A.	Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B.	Certification of David C. Wright, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Jeremiah Silkowski, President and Chief Executive Officer, and David C. Wright, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following financial statements from SQN Alternative Investment Fund III L.P.’s annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, and (iv) Notes to Financial Statements, tagged as blocks of text. Information is furnished and not filed, and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

March 29, 2012

/s/ JEREMIAH SILKOWSKI
Jeremiah Silkowski
President and Chief Executive Officer (Principal Executive Officer)

March 29, 2012

/s/ DAVID C. WRIGHT
David C. Wright
Chief Financial Officer (Principal Accounting and Financial Officer)