Form 10-Q
period 2012-03-31
SQN Alternative Investment Fund III, L.P.
filed 2012-05-11
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At May 10, 2012, there were 15,245.90 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Cash and cash equivalents	$1,812,175	$641,510
Escrow deposits	247,859	2,636,731
Accounts receivable	30,157	28,497
Investment in finance leases, net	5,247,708	4,310,875
Initial direct costs, net of accumulated amortization of $51,976 and $24,596	168,452	150,190
Investments in equipment subject to operating leases, net	1,192,641	—
Residual value investment in equipment on lease	1,367,173	—
Equipment notes receivable, including accrued interest of $67,697 and $16,461	1,906,202	1,407,231
Other assets	21,927	74,783

Total Assets	$11,994,294	$9,249,817

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued expenses	$93,012	$91,632
Due to SQN Securities, LLC	—	1,000
Security deposits payable	297,176	—
Limited Partners contributions received in advance	245,000	2,634,000

Total Liabilities	635,188	2,726,632

Partners’ Equity (Deficit):
Limited Partners	11,364,507	6,529,827
General Partner	(5,401)	(6,642)

Total Partners’ Equity	11,359,106	6,523,185

Total Liabilities and Partners’ Equity	$11,994,294	$9,249,817

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Rental income	$89,146	$—
Finance income	59,746	—
Interest income	51,774	—

Total Revenue	200,666	—

Expenses:
Management fees - Investment Manager	180,000	—
Professional fees	75,098	18,727
Depreciation and amortization	63,380	—
Fund administration expense	13,095	10,500
Other expenses	1,322	54
Foreign currency transaction gain	(256,348)	—

Total Expenses	76,547	29,281

Net Income (Loss)	$124,119	$(29,281)

Net income (loss) allocable to:
Limited Partners	$122,878	$(28,988)
General Partner	1,241	(293)

	$124,119	$(29,281)

Weighted average number of limited partnership interests outstanding	9,650.85	1.00

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$12.73	$(28,988.00)

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity

Year Ended December 31, 2011 and Three Months Ended March 31, 2012

	Limited Partnership Interests	Total	General Partner	Limited Partners	Subscription Receivable - Initial Limited Partner
Balance, January 1, 2011	1.00	$232	$99	$883	$(750)
Limited Partners capital contributions	8,450.90	8,450,900	—	8,450,900	—
Redemption of Initial Limited Partner capital contribution	(1.00)	(250)	—	(1,000)	750
Offering and distribution expenses	—	(1,132,739)	—	(1,132,739)	—
Distributions paid	—	(120,853)	—	(120,853)	—
Net loss	—	(674,105)	(6,741)	(667,364)	—

Balance, December 31, 2011	8,450.90	6,523,185	(6,642)	6,529,827	—
Limited Partners capital contributions	4,840.00	4,840,000	—	4,840,000	—
Offering and distribution expenses	—	(128,198)	—	(128,198)	—
Net income	—	124,119	1,241	122,878	—

Balance, March 31, 2012 (Unaudited)	13,290.90	$11,359,106	$(5,401)	$11,364,507	$—

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$124,119	$(29,281)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Finance income	(59,746)	—
Accrued interest income	(49,828)	—
Depreciation and amortization	63,380	—
Foreign currency transaction gain	(254,508)	—
Change in operating assets and liabilities:
Accounts receivable	(1,660)	—
Minimum rental payments received	200,873	—
Other assets	10,087	—
Accounts payable and accrued expenses	1,380	29,227
Due to/from SQN Securities, LLC	(1,000)	—

Net cash provided by (used in) operating activities	33,097	(54)

Cash flows from investing activities:
Purchase of finance leases	(912,845)	—
Purchase of equipment subject to operating lease	(852,824)	—
Purchase of residual value investment in equipment on lease	(1,367,173)	—
Increase in equipment notes receivable	(395,750)	—
Cash paid for initial direct costs	(45,642)	—

Net cash used in investing activities	(3,574,234)	—

Cash flows from financing activities:
Proceeds from Limited Partners’ capital contributions	4,840,000	500
Cash paid for offering and distribution expenses	(128,198)	—
Increase in escrow deposits	2,389,000	—
Limited Partners capital contributions received in advance	(2,389,000)	—

Net cash provided by financing activities	4,711,802	500

Net increase in cash and cash equivalents	1,170,665	446
Cash and cash equivalents, beginning of period	641,510	232

Cash and cash equivalents, end of period	$1,812,175	$678

Supplemental disclosure of non-cash investing activities:
Reclassification of initial direct costs from other assets to equipment subject to operating leases	$42,641	$—

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2012

(Unaudited)

1.	Nature of Operations and Organization

Nature of business and operations – The condensed financial statements of SQN Alternative Investment Fund III L.P. (the “Partnership”) at March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 2011 included in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission (the “SEC”) on March 29, 2012.

Organization - The Partnership was organized as a Delaware limited partnership on March 10, 2010 and is engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership will terminate no later than December 31, 2034.

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

Beginning on June 29, 2011, SAM has primarily provided the Partnership with origination services. They have assisted the Partnership with all the transactions completed during 2012 and 2011. The Partnership anticipates SAM will continue to provide these services going forward into the foreseeable future.

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

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2012

(Unaudited)

The Partnership is currently in the Offering Period, which expires the earlier of raising $50,000,000 in Limited Partner capital contributions (50,000 units in limited partnership interests (“Units”) at $1,000 per Unit) or March 17, 2013. During the Operating Period the Partnership invests most of the net offering proceeds in items of equipment that are subject to leases, equipment financing transactions, and residual ownership rights in leased equipment. The Operating Period begins when the Partnership starts investing the offering proceeds, which occurred on June 29, 2011, and will last for three years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions. After the net offering proceeds are invested, additional investments will be made with the cash proceeds generated from the Partnership’s initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner is called “reinvestment.” After the Operating Period, the Partnership will sell its assets in the ordinary course of business, a time frame called the “Liquidation Period.” The Liquidation Period is expected to last four years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions.

From May 2, 2011, the first business day after April 30, 2011, through December 31, 2011, the Partnership admitted 137 Limited Partners with total capital contributions of $8,450,900. For the three months ended March 31, 2012, the Partnership admitted an additional 71 Limited Partners with total capital contributions of $4,840,000.

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

Foreign currency transactions - The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments in international locations. Accordingly, certain assets and liabilities are translated at either the actual month end exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s results of operations.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2012

(Unaudited)

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

Recent Accounting Pronouncements

There have been no developments to recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on the Partnership’s financial statements, from those disclosed in the Partnership’s 2011 Annual Report on Form 10-K.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed $1,000,000, in the aggregate, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. During February 2012, the Partnership reached its allowance for paying organizational and offering costs. All future expenditures for organizational and offering costs will be assumed by the Partnership’s Investment Manager. The General Partner also has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

The Partnership pays the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the three months ended March 31, 2012, the Partnership paid the Investment Manager $180,000 for management fees which are included in the condensed statements of operations. The Partnership did not pay or incur any such management fees for the three months ended March 31, 2011. For the three months ended March 31, 2012, the Investment Manager paid or accrued organizational and offering costs on behalf of the Partnership totaling $17,945.

SQN Securities, LLC (“Securities”) is a Delaware limited liability company and is a majority-owned subsidiary of the Partnership’s Investment Manager. Securities is the sole selling agent of the Partnership’s Units, is a broker-dealer registered with the SEC and is a member of both the Financial Industry Regulatory Authority and the Security Investor Protection Corporation. The Partnership pays Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities. At December 31, 2011, the Partnership owed Securities $1,000 for unpaid distribution expense. For the three months ended March 31, 2012, Securities was paid $96,800 which is included in offering and distribution expenses in the condensed statements of changes in partners’ equity. The Partnership did not pay or incur any such distribution expense for the three months ended March 31, 2011. For the three months ended March 31, 2012, Securities paid organizational and offering expenses on behalf of the Partnership totaling $4,980.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2012

(Unaudited)

4.	Investment in finance leases

Anaerobic Digestion Plant

On February 16, 2012, the Partnership entered into a finance lease transaction for an 80% ownership interest in an anaerobic digestion plant located in the United Kingdom for £576,000 ($912,845 applying exchange rates at February 29, 2012). An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity. The lease term is 48 months. Under the terms of the agreement the Partnership will receive monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) through September 20, 2015 and then through January 20, 2016, there will be a rent holiday, where no payments are due. At the expiration of the lease term, the lessee has an option to: (i) make a one-time payment of £64,074 ($101,544 applying exchange rates at February 29, 2012) or (ii) make 4 additional monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) and then a final payment of £3,046 ($4,827 applying exchange rates at February 29, 2012). The Partnership will also share in the semi-annual cash payments made under a United Kingdom government program for the production of alternative energy. The Partnership will account for this as contingent rental payments. Once the final payment is received title to the equipment will pass to the lessee. On February 28, 2012, the Partnership paid initial direct costs of £28,800 ($45,642 applying exchange rates at February 29, 2012) relating to the acquisition of this leased equipment.

The option is contingent upon Orchard House Foods, the end user of the electricity generated by the anaerobic digestion plant, extending its service agreement for 6 months or longer. The service agreements term runs concurrently with the lease term and is between the Orchard House Foods and Bio Wayste Holdings Ltd., an independent service provider and the Partnership’s lessee, who operates and maintains the anaerobic digestion plant in good working order.

The remaining 20% ownership interest is held by SQN Alternative Investment Fund II, LLC, which is another equipment leasing fund managed by the Investment Manager.

Public Address System

On August 19, 2011, the Partnership entered into a lease transaction for a public address system for a Scottish Premier League football team located in Scotland with a lease term of 48 months.

On February 13, 2012, the lessee went into Administration in Scotland. Administration in the United Kingdom is a process similar to reorganization under the Bankruptcy Code in the United States of America. The Administrator continues to conduct business as usual which it cannot legally do without the use of the Partnership’s equipment. The Investment Manager confirmed with the Administrator that they intend to continue paying for the use of the equipment as prescribed for in the lease. The lessee had previously paid for the use of the leased equipment through February 15, 2012. Beginning February 16, 2012, the Administrator has agreed to pay for the continuing use of the leased equipment, monthly in arrears, which is in keeping with Administration procedures. On March 30, 2012, the Partnership received a payment from the Administrator totaling £28,644 ($45,794 applying exchange rates at March 31, 2012) which paid rent on this leased equipment through March 31, 2012. On April 16, 2012, the Partnership received a payment from the Administrator totaling £19,599 ($31,866 applying exchange rates at April 30, 2012) which paid the rent on this leased equipment through April 30, 2012.

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

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2012

(Unaudited)

Investment in finance leases consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Minimum rents receivable	$6,673,061	$5,575,250
Estimated unguaranteed residual value	419,770	392,385
Unearned income	(1,845,123)	(1,656,760)

	$5,247,708	$4,310,875

At March 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending March 31,
2013	$—	$1,690,678	$1,690,678
2014	—	1,745,780	1,745,780
2015	—	1,272,854	1,272,854
2016	—	980,876	980,876
2017	—	785,352	785,352
Thereafter	—	197,521	197,521

	$—	$6,673,061	$6,673,061

(1)	Converted to US Dollars at the March 31, 2012 exchange rate.

5.	Investment in Equipment Subject to Operating Leases

On March 29, 2012, the Partnership entered into an operating lease transaction for 10,000 reusable plastic bulk storage bins used in the agricultural and food processing industries for $1,150,000 with a lease term of 60 months. The equipment is located in the United States of America. Under the terms of the agreement the Partnership will receive monthly payments of $20,547. The lessee paid a security deposit of $297,176 which will be refunded at the termination of the lease period only if the lessee has made all its payments. On December 31, 2011, the Partnership paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment.

Investments in equipment subject to operating leases consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Plastic bulk storage bins	$1,192,641	$—
Accumulated depreciation	—	—

	$1,192,641	$—

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2012

(Unaudited)

At March 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows:

Total
Years Ending March 31,
2013	$246,564
2014	246,564
2015	246,564
2016	246,564
2017	246,564
Thereafter	—

$1,232,820

6.	Residual Value Investment in Equipment on Lease

On March 30, 2012, the Partnership entered into a Participation Agreement to purchase from an entity controlled by SAM (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The remaining ownership interests in the residual value of the intermediate bulk agricultural containers is owned 80.92% by SQN Alternative Investment Fund I, LLC, another entity managed by the Partnership’s Investment Manager and 1.00% by the Selling Entity. SAM has guaranteed the obligations of the Selling Entity under this agreement. The initial lease term expires June 29, 2013.

7.	Equipment Notes Receivable

On February 2, 2012, the Partnership made an additional payment under a Senior Loan Note Instrument (the “Instrument”) with Romney Hydropower Company Limited for £250,000 ($395,750 applying exchange rates at February 15, 2012).

On October 31, 2011, the Partnership entered into the Instrument with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electricity generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument is £1,700,000, accrues interest at 12.0% per year and is guaranteed by the borrower’s parent company. Interest accrues on the Instrument until the project commencement date, as defined in the agreement, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and the £22 per £1,000 of original outstanding principal for the next three years.

8.	Fair Value Measurements

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

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

Fair value information with respect to the Partnership’s leased assets and liabilities are not separately provided for since ASC 820 does not require fair value disclosures of leasing arrangements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2012

(Unaudited)

The Partnership’s carrying value of cash and cash equivalents, escrow deposits, accounts receivable, other assets, accounts payable and accrued liabilities, due to SQN Securities, LLC and Limited Partners contributions received in advance, approximate fair value due to their short term until maturity.

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

	March 31, 2012 (Unaudited)		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable, including accrued interest	$1,906,202	$1,906,202	$1,407,231	$1,407,231

The carrying amount of the Partnership’s equipment note receivable, including accrued interest approximates, fair value at March 31, 2012, based on the following factors: (i) interest rates have remained stable, (ii) the basic technology, the Archimedes Screw, is thousands of year old and has been successfully used in other hydro-electric generating plants in Europe, (iii) there is minimal credit risk associated with the lessee and (iv) the short period of time between funding this equipment note receivable and March 31, 2012.

9.	Business Concentrations

For the three months ended March 31, 2012, the Partnership had three lessee’s which accounted for 59.9%, 18.4% and 16.3%, respectively, of income derived from leasing activities. At March 31, 2012, three of the Partnership’s investments in finance leases accounted for 37.8%, 11.3% and 10.1% of the Partnership’s total leased equipment. At March 31, 2012, the Partnership’s investment in equipment subject to operating leases and residual value investment in equipment on lease accounted for 15.3% and 17.5%, respectively, of the Partnerships total leased equipment. At March 31, 2012, the Partnership’s equipment note receivable was from one debtor.

For the three months ended March 31, 2012, 100% of the equipment leasing transactions and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $3,574,234 to acquire these equipment leases and financing transactions.

10.	Geographic Information

Geographic information for revenue and long-lived assets for the three months ended March 31, 2012 and at March 31, 2012, was as follows:

	United States	Europe	Total
Revenue:
Rental income	$—	$89,146	$89,146

Finance income	$—	$59,746	$59,746

Long-lived assets:
Investment in finance leases, net	$—	$5,247,708	$5,247,708

Investments in equipment subject to operating leases, net	$1,192,641	$—	$1,192,641

Residual value investment in equipment on lease	$1,367,173	$—	$1,367,173

Equipment notes receivable, including accrued interest	$—	$1,906,202	$1,906,202

Geographic information for long-lived assets at December 31, 2011, was as follows:

	$0000000	$0000000	$0000000
Long-lived assets:
Investment in finance leases, net	$—	$4,310,875	$4,310,875

Equipment notes receivable, including accrued interest	$—	$1,407,231	$1,407,231

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2012

(Unaudited)

11.	Indemnifications

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

12.	Subsequent Events

From April 1, 2012 through May 10, 2012, the Partnership admitted an additional 19 Limited Partners with capital contributions totaling $1,955,000. For the period from April 1, 2012 through May 10, 2012, the Partnership incurred and paid to Securities $39,100 in distribution expenses related to the capital contributions raised during this time period.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our Annual Report on Form 10-K, dated March 29, 2012. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Many of our investments are anticipated to be structured as full payout or operating equipment leases. In addition, we invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to those equipment or other assets, at a future date. We also structure investments as project financings that are secured by, among other things, essential use equipment and/or other assets. Finally, we use other investment structures, such as vendor and rental (hire) programs that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure includes us holding title to or a priority position in the equipment or other assets.

Although the overall composition of our portfolio cannot be determined at this early stage, we invest in equipment and other assets that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager also may identify other assets or industries that meet our investment objectives. We invest in assets and equipment located primarily within the European Union (predominately in the United Kingdom), the United States of America and Canada.

We divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period is the time-frame in which we raise capital contributions from Limited Partners through the sale of our units in limited partnerhsip interests (“Units”). The Operating Period commences on the initial closing date of our first equipment lease transaction and will last for three years unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions. Our Offering Period and Operating Period will overlap. The Liquidation Period is the period in which we will sell our assets in the ordinary course of business and will last four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

We were declared effective by the SEC on March 17, 2011, which is the date our Offering Period began. Since that time through December 31, 2011, we have admitted 137 Limited Partners, raised $8,450,900 in capital contributions and paid or accrued $963,721 in organizational and offering costs. During this span of time we paid or accrued to Securities $169,018 in distribution expenses.

For the three months ended March 31, 2012, we admitted an additional 71 Limited Partners with total capital contributions of $4,840,000. During this time period, we paid an additional $31,398 in organizational and offering costs and our investment Manager and Securities paid $17,945 and $4,980, respectively, in organizational and offering costs on our behalf. For the three months ended March 31, 2012, Securities was paid $96,800 which is included in offering and distribution expenses in the condensed statements of changes in partners’ equity.

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

Recent Significant Transactions

Reusable Plastic Bulk Bins

On March 29, 2012, we entered into an operating lease transaction for 10,000 reusable plastic bulk storage bins used in the agricultural and food processing industries for $1,150,000 with a lease term of 60 months. The equipment is located in the United States of America. Under the terms of the agreement we will receive monthly payments of $20,547. The lessee paid a security deposit of $297,176 which will be refunded at the termination of the lease period only if the lessee has made all its payments. On December 31, 2011, we paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment.

Anaerobic Digestion Plant

On February 16, 2012, we entered into a finance lease transaction for an 80% ownership interest in an anaerobic digestion plant located in the United Kingdom for £576,000 ($912,845 applying exchange rates at February 29, 2012). An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity. The lease term is 48 months. Under the terms of the agreement we will receive monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) through September 20, 2015 and then through January 20, 2016, there will be a rent holiday, where no payments are due. At the expiration of the lease term, the lessee has an option to: (i) make a one-time payment of £64,074 ($101,544 applying exchange rates at February 29, 2012) or (ii) make 4 additional monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) and then a final payment of £3,046 ($4,827 applying exchange rates at February 29, 2012). We will also share in the semi-annual cash payments made under a United Kingdom government program for the production of alternative energy. We will account for this as contingent rental payments. Once the final payment is received title to the equipment will pass to the lessee. On February 28, 2012, we paid initial direct costs of £28,800 ($45,642 applying exchange rates at February 29, 2012) relating to the acquisition of this leased equipment.

The option is contingent upon Orchard House Foods, the end user of the electricity generated by the anaerobic digestion plant, extending its service agreement for 6 months or longer. The service agreements term runs concurrently with the lease term and is between the Orchard House Foods and Bio Wayste Holdings Ltd., an independent service provider and our lessee, who operates and maintains the anaerobic digestion plant in good working order.

The remaining 20% ownership interest is held by SQN Alternative Investment Fund II, LLC, which is another equipment leasing fund managed by the Investment Manager.

Hydroelectric Facility Loan Receivable

On February 2, 2012, we made an additional payment under a Senior Loan Note Instrument (the “Instrument”) with Romney Hydropower Company Limited for £250,000 ($395,750 applying exchange rates at February 15, 2012).

On October 31, 2011, we entered into the Instrument with a special purpose entity controlled by Summit Asset Management. This special purpose entity was set-up to provide financing for a hydro-electricity generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument is £1,700,000, accrues interest at 12.0% per year and is guaranteed by the borrower’s parent company. Interest accrues on the Instrument until the project commencement date, as defined in the agreement, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and the £22 per £1,000 of original outstanding principal for the next three years.

Recent Accounting Pronouncements

Refer to Part I Item 1. Financial Statements, Note 2 Summary of Significant Accounting Policies, Recent Accounting Pronouncements in our condensed financial statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations for the three months ended March 31, 2012 (the “2012 Quarter”) compared to the three months ended March 31, 2011 (the “2011 Quarter”)

We are currently in our Offering Period and entered into our initial lease transaction on June 29, 2011, which marked the beginning of our Operating Period. The Offering Period is designated as the period in which we are raising capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities. We have also entered our Operating Period, which is defined as the period in which we invest the net offering proceeds from the Offering Period into business-essential, revenue-producing (or cost saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash outflows from investing activities as we acquire leased equipment.

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

Our revenue for the 2012 Quarter compared to the 2011 Quarter is summarized as follows:

	Three Months Ended March 31,
	2012	2011
Revenue:
Rental income	$89,146	$—
Finance income	59,746	—
Interest income	51,774	—

Total Revenue	$200,666	$—

For the 2012 Quarter we earned total revenue of $200,666. Our rental income of $89,146 was earned from one lessee in the United Kingdom relating to a bottling recycling and extrusion production line. This lessee has both an initial rental period and a fixed rental period. The initial rental period was for four months but was extended when the lessee reached certain milestones. Accordingly, the initial rental period has been extended until the earlier of either; (i) twelve months from date of the HP Agreement or (ii) the Plant Valuation date, as defined in the HP Agreement. Our Investment Manager anticipates that the fixed rental period will begin on July 1, 2012. Once the fixed rental period begins the revenue will likely become finance income, as we reassess the classification of the lease terms. During late March 2012, we entered into a lease where the equipment is located in the United States of America and going forward we expect will generate rental income over the next 60 months.

We earned our finance revenue of $59,746 from three lessees located in the United Kingdom. As we acquire additional leases classified as finance leases we believe our finance income will continue to grow. We earned $49,828 of our interest income from our equipment notes receivable, which is with a single entity located in the United Kingdom.

Our expenses for the 2012 Quarter compared to the 2011 Quarter are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Expenses:
Management fees - Investment Manager	$180,000	$—
Professional fees	75,098	18,727
Depreciation and amortization	63,380	—
Fund administration expense	13,095	10,500
Other expenses	1,322	54
Foreign currency transaction gain	(256,348)	—

Total Expenses	$76,547	$29,281

During the 2012 Quarter, we incurred total expenses, excluding a foreign currency transaction gain, of $332,895 compared to $29,281 for the 2011 Quarter. During the 2011 Quarter we were beginning our operations, we had just entered our Offering Period and had not yet begun our Operating Period, and accordingly we had incurred few expenses when compared to the 2012 Quarter where we are in both our Offering Period and our Operating Period. We envision that, (i) as we admit additional Limited Partners and (ii) as we enter into more lease transactions and financings our expenses will increase.

Our largest expense was $180,000 for management fee expense paid to our Investment Manager. The monthly management fee reimburses our Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. The significant portion of our professional fees, $73,500, related to a combination of compliance work regarding the rules and regulations of the SEC and for income tax matters. Depreciation and amortization totaled $63,380 for the 2012 Quarter. Depreciation totaled $36,000 and related solely to the equipment purchased in the HP Agreement. Once the initial rental period is completed this equipment is not expected to incur any additional depreciation expense. Amortization expense totaled $27,380 and relates to the amortization of initial direct costs incurred during the acquisition of leased equipment. Since the amortization expense is calculated using the effective interest rate method amortization will be greater in the early years of our leased equipment and decrease over time.

For the 2012 Quarter we incurred a foreign currency transaction gain of $256,348: $254,507 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and $1,841 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 3.5% during the 2012 Quarter. We do not currently, and we have no plans in the future to hedge our British pounds sterling activity. We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from period to period.

Net Income

As a result of the factors discussed above we earned net income for the 2012 Quarter of $124,119 compared to a net loss for the 2011 Quarter of $29,281.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$33,097	$(54)

Investing activities	$(3,574,234)	$—

Financing activities	$4,711,802	$500

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

Operating Activities

Cash provided by operating activities for the 2012 Quarter was primarily driven by the following factors; (i) our net income for the 2012 Quarter of $124,119 and (ii) from rental payments from our finance leases totaling $200,873. Offsetting these increases was a decrease in non-cash activities in foreign currency transaction gains of $254,508, which was due to the unrealized gains we incurred from our equipment leasing and financing transactions during the 2012 Quarter. We anticipate that as we enter into additional equipment leasing transactions we will generate greater net cash in-flows from operations.

Investing Activities

Cash used in investing activities was $3,574,234 for the 2012 Quarter. This decrease was solely related to our purchase of various equipment leases and financing transactions; (i) we purchased an anaerobic digestion plant for $912,845 and paid an additional $45,642 in initial direct costs, (ii) we purchased reusable plastic bulk bins for $852,824, excluding initial direct costs paid during December 31, 2011 of $42,641, (iii) we purchased a residual interest in agricultural containers for $1,367,173 and (iii) we made an additional funding under a Senior Loan Note Instrument for $395,750.

Financing Activities

Cash provided by financing activities was $4,711,802 for the 2012 Quarter. During the 2012 Quarter we raised $4,840,000 in capital contributions from the additional 71 Limited Partners we admitted. Offsetting this was offering and distribution expenses paid of $128,198. We expect to continue generating cash in-flows during the Offering Period. Thereafter we believe we will generate cash out-flows primarily from distributions to our Limited partners.

Financings and Borrowings

None.

Distributions

We will make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after the Partnership’s initial closing which occurred on May 2, 2011. We expect to make distributions to our Limited Partner’s through the Operating Period. We expect our next distribution will be on November 1, 2012.

On May 1, 2012, we paid a distribution to our Limited Partners of $293,758.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

At March 31, 2012 we had a liability for Limited Partners contributions received in advance totaling $245,000. Any Investors whom we do not admit as Limited Partners, within a reasonable period of time, will be refunded the amount they intended to invest.

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

Contractual Obligations

During the Operating Period, we anticipate paying a semi-annual cash distribution to our partners equal to 3% of their capital contributions.

Subsequent Event

From April 1, 2012 through May 10, 2012, we admitted an additional 19 Limited Partners with capital contributions totaling $1,955,000. For the period from April 1, 2012 through May 10, 2012, we incurred and paid to SQN Securities, LLC $39,100 in distribution expenses related to the capital contributions raised during this time period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated March 29, 2012.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

In designing and evaluating our General Partner’s and Investment Manager’s disclosure controls and procedures, our General Partner and Investment Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our General Partner’s and Investment Manager’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated March 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on March 17, 2011. Our Offering Period commenced on March 17, 2011 and is anticipated to end no later than March 16, 2013. For the 2012 Quarter, we admitted 71 Limited Partners with total capital contributions of $4,840,000 and we incurred and paid to SQN Securities, LLC $96,800 in distribution expense related to the capital contributions raised during the 2012 Quarter.

From April 1, 2012 through May 10, 2012, we admitted an additional 19 Limited Partners with capital contributions totaling $1,955,000. For the period from April 1, 2012 through May 10, 2012, we incurred and paid to SQN Securities, LLC $39,100 in distribution expenses related to the capital contributions raised during this time period.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2012.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

May 11, 2012

/s/ JEREMIAH SILKOWSKI
Jeremiah Silkowski Chief Executive Officer and President (Principal Executive Officer)

May 11, 2012

/s/ DAVID C. WRIGHT
David C. Wright Chief Financial Officer (Principal Accounting and Financial Officer)