Form 10-Q
period 2012-06-30
SQN Alternative Investment Fund III, L.P.
filed 2012-08-13
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

At August 10, 2012, there were 17,915.60 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash and cash equivalents	$3,708,404	$641,510
Escrow deposits Limited Partner contributions	—	2,636,731
Accounts receivable	28,685	28,497
Investment in finance leases, net	5,369,332	4,310,875
Initial direct costs, net of accumulated amortization of $77,935 and $24,596	166,866	150,190
Investments in equipment subject to operating leases, net	1,155,372	—
Residual value investment in equipment on lease	1,367,173	—
Equipment notes receivable, including accrued interest of $120,616 and $16,461	2,072,491	1,407,231
Other assets	13,308	74,783

Total Assets	$13,881,631	$9,249,817

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued expenses	$15,717	$91,632
Rental payments received in advance	20,547	—
Due to SQN Securities, LLC	—	1,000
Security deposits payable	297,176	—
Limited Partners contributions received in advance	—	2,634,000

Total Liabilities	333,440	2,726,632

Commitments and contingencies
Partners’ Equity (Deficit):
Limited Partners	13,557,018	6,529,827
General Partner	(8,827)	(6,642)

Total Partners’ Equity	13,548,191	6,523,185

Total Liabilities and Partners’ Equity	$13,881,631	$9,249,817

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Rental income	$150,035	$—	$239,181	$—
Finance income	70,492	—	130,238	—
Interest income	62,013	934	113,787	934

Total Revenue	282,540	934	483,206	934

Expenses:
Management fees—Investment Manager	180,000	120,000	360,000	120,000
Professional fees	14,853	44,260	89,951	62,987
Depreciation and amortization	99,228	—	162,608	—
Fund administration expense	13,200	11,800	26,295	22,300
Other expenses	5,061	1,295	6,383	1,349
Foreign currency transaction loss	312,811	—	56,463	—

Total Expenses	625,153	177,355	701,700	206,636

Net loss	$(342,613)	$(176,421)	$(218,494)	$(205,702)

Net loss allocable to:
Limited Partners	$(339,187)	$(174,657)	$(216,309)	$(203,645)
General Partner	(3,426)	(1,764)	(2,185)	(2,057)

	$(342,613)	$(176,421)	$(218,494)	$(205,702)

Weighted average number of limited partnership interests outstanding	14,947.20	1,886.06	12,296.47	1,886.06

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(22.69)	$(92.61)	$(17.59)	$(107.97)

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity

Six Months Ended June 30, 2012

(Unaudited)

	Limited Partnership Interests	Total	General Partner	Limited Partners
Balance, December 31, 2011	8,450.90	$6,523,185	$(6,642)	$6,529,827
Limited Partners capital contributions	7,727.20	7,727,200	—	7,727,200
Organizational and offering expenses	—	(35,397)	—	(35,397)
Distribution expenses	—	(154,545)	—	(154,545)
Distributions paid to Limited Partners	—	(293,758)	—	(293,758)
Net loss	—	(218,494)	(2,185)	(216,309)

Balance, June 30, 2012	16,178.10	$13,548,191	$(8,827)	$13,557,018

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(218,494)	$(205,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	(130,238)	—
Accrued interest income	(105,010)	—
Depreciation and amortization	162,608	—
Foreign currency transaction loss	50,396	—
Change in operating assets and liabilities:
Accounts receivable	(188)	—
Minimum rental payments received	532,336	—
Other assets	21,565	(1,750)
Accounts payable and accrued expenses	(75,915)	24,100
Rental payments received in advance	20,547	—
Due to/from SQN Securities, LLC	(1,000)	—

Net cash provided by (used in) operating activities	256,607	(183,352)

Cash flows from investing activities:
Purchase of finance leases	(1,592,251)	(1,774,520)
Purchase of equipment subject to operating lease	(852,824)	—
Purchase of residual value investment in equipment on lease	(1,367,173)	—
Increase in equipment notes receivable	(550,950)	—
Cash paid for initial direct costs	(70,015)	—

Net cash used in investing activities	(4,433,213)	(1,774,520)

Cash flows from financing activities:
Proceeds from Limited Partners’ capital contributions	7,727,200	3,850,500
Cash paid for organizational and offering expenses	(35,397)	(720,414)
Cash paid for distribution expenses	(154,545)	(77,010)
Cash paid for distributions to Limited Partners	(293,758)	—
Increase in escrow deposits	2,634,000	(840,834)
Limited Partners capital contributions received in advance	(2,634,000)	839,900

Net cash provided by financing activities	7,243,500	3,052,142

Net increase in cash and cash equivalents	3,066,894	1,094,270
Cash and cash equivalents, beginning of period	641,510	232

Cash and cash equivalents, end of period	$3,708,404	$1,094,502

Supplemental disclosure of non-cash investing activities:
Reclassification of initial direct costs from other assets to equipment subject to operating leases	$42,641	$—

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2012

(Unaudited)

1.	Nature of Operations and Organization

Nature of business and operations—The condensed financial statements of SQN Alternative Investment Fund III L.P. (the “Partnership”) at June 30, 2012 and for three and six months ended June 30, 2012 and 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 2011 included in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission (the “SEC”) on March 29, 2012.

Organization—The Partnership was organized as a Delaware limited partnership on March 10, 2010 and is engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership will terminate no later than December 31, 2034.

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

Six Months Ended June 30, 2012

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

The Partnership uses the services of SQN Securities, LLC (“Securities”), a Delaware limited liability company, as the sole selling agent for the Partnership’s Units. Securities is a majority-owned subsidiary of the Partnership’s Investment Manager, is a broker-dealer registered with the Security and Exchange Commission (the “SEC”) and is a member of both the Financial Industry Regulatory Authority and the Security Investor Protection Corporation.

The Partnership was declared effective by the SEC on March 17, 2011, which is the date the Offering Period, began. Since that time through December 31, 2011, the Partnership has admitted 137 Limited Partners, raised $8,450,900 in capital contributions and paid or accrued $963,721 in organizational and offering costs. During this span of time the Partnership paid or accrued to Securities $169,018 in distribution expenses.

For the six months ended June 30, 2012, the Partnership admitted an additional 101 Limited Partners with total capital contributions of $7,727,200. During this time period, we paid an additional $35,397 in organizational and offering costs and paid an additional $154,545 in distribution expense to Securities.

A Limited Partner may not redeem their Units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

2.	Summary of Significant Accounting Policies

Revenue recognition—The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of lease or when there are significant changes to the lease terms.

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

Six Months Ended June 30, 2012

(Unaudited)

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

Reclassifications—To maintain comparability among the periods presented, the Partnership has reclassified the presentation of certain prior period amounts reported. Within the Condensed Statements of Cash Flows for the six months ended June 30, 2011, the Partnership reclassified cash paid for distribution expenses separately from cash paid for organizational and offering expenses. The reclassification had no impact on net cash provided by financing activities in the period presented.

Recent Accounting Pronouncements

There have been no developments to recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on the Partnership’s financial statements, from those disclosed in the Partnership’s 2011 Annual Report on Form 10-K.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed $1,000,000, in the aggregate, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. During February 2012, the Partnership had substantially reached its allowance for paying organizational and offering costs. All future expenditures for organizational and offering costs will be assumed by the Partnership’s Investment Manager. The General Partner also has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

The Partnership pays the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the three months ended June 30, 2012 and 2011, the Partnership paid the Investment Manager $180,000 and $120,000, respectively, for management fees which are included in the condensed statements of operations. For the six months ended June 30, 2012 and 2011, the Partnership paid the Investment Manager $360,000 and $120,000, respectively, for management fees which are included in the condensed statements of operations. For the three and six months ended June 30, 2012, the Investment Manager paid or accrued organizational and offering costs on behalf of the Partnership totaling $41,193 and $59,138, respectively.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2012

(Unaudited)

The Partnership pays Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from our General Partner or any affiliated entities. The distribution expense reimburses Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. At December 31, 2011, the Partnership owed Securities $1,000 for unpaid distribution expense which was paid during January 2012. For the three months ended June 30, 2012 and 2011, Securities was paid $57,744 and $77,010, respectively, which is included in distribution expenses in the condensed statements of changes in partners’ equity. For the six months ended June 30, 2012 and 2011, Securities was paid $154,545 and $77,010, respectively, which is included in distribution expenses in the condensed statements of changes in partners’ equity. For the six months ended June 30, 2012, Securities paid organizational and offering expenses on behalf of the Partnership totaling $4,980. No such payments were made by Securities during the three months ended June 30, 2012.

4.	Investment in Finance Leases

Entertainment and Leisure Equipment

On June 27, 2012, the Partnership entered into a lease transaction for entertainment and leisure equipment located in the United Kingdom for £435,377 ($679,406 applying exchange rates at June 30, 2012) with a lease term of 24 months. Under the terms of the agreement the Partnership receives monthly lease payments as follows: (i) an initial lease payment of £57,444 ($89,698 applying exchange rates at June 30, 2012) when the transaction was finalized and £19,148 ($29,900 applying exchange rates at June 30, 2012) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. On June 27, 2012, the Partnership paid initial direct costs of £15,608 ($24,373 applying exchange rates at June 30, 2012) relating to the acquisition of this leased equipment. The Partnership did not expense any initial direct costs relating to this leased equipment for the three and six months ended June 30, 2012. During December 2011, the Partnership entered into a lease transaction for similar equipment with the same lessee.

Anaerobic Digestion Plant

On February 16, 2012, the Partnership entered into a finance lease transaction for an 80% ownership interest in an anaerobic digestion plant located in the United Kingdom for £576,000 ($912,845 applying exchange rates at February 29, 2012). An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity. The lease term is 48 months. Under the terms of the agreement the Partnership will receive monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) through September 20, 2015 and then through January 20, 2016, there will be a rent holiday, where no payments are due. At the expiration of the lease term, the lessee has an option to: (i) make a one-time payment of £64,074 ($101,544 applying exchange rates at February 29, 2012) or (ii) make 4 additional monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) and then a final payment of £3,046 ($4,827 applying exchange rates at February 29, 2012). Once the final payment is received title to the equipment will pass to the lessee. The Partnership will also share in the semi-annual cash payments made under a United Kingdom government program for the production of alternative energy. The Partnership will account for this as contingent rental payments. On February 28, 2012, the Partnership paid initial direct costs of £28,800 ($45,642 applying exchange rates at February 29, 2012) relating to the acquisition of this leased equipment. For the three and six months ended June 30, 2012, the Partnership amortized initial direct costs of $11,868 and $17,008, respectively, which is included in depreciation and amortization in the accompanying condensed statements of operations.

The option is contingent upon Orchard House Foods Limited, the end user of the electricity generated by the anaerobic digestion plant, extending its service agreement for six months or longer. The service agreements term runs concurrently with the lease term and is between Orchard House Foods Limited and BioWayste Holdings Limited, an independent service provider and the Partnership’s lessee, who operates and maintains the anaerobic digestion plant.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2012

(Unaudited)

The remaining 20% ownership interest is held by SQN Alternative Investment Fund II, LLC, which is another equipment leasing fund managed by the Investment Manager.

Public Address System

On August 19, 2011, the Partnership entered into a lease transaction for a public address system for a Scottish Premier League football team located in Scotland with a lease term of 48 months.

On February 13, 2012, the lessee went into Administration in Scotland. Administration in the United Kingdom is a process similar to reorganization under the Bankruptcy Code in the United States of America. On June 14, 2012, the Partnership was notified by the Administrator that the football team was sold on June 14, 2012 to a new owner. On July 4, 2012, the Partnership received its final payment from the Administrator in the amount of £10,975 ($17,008 applying exchange rates at July 10, 2012). The Partnership has started negotiating with the new owners about the continued use of the public address system. It is too early to determine the ultimate outcome of these negotiations.

Bottle Recycling and Extrusion Production Line

On June 29, 2011, the Partnership entered into a Participation Agreement (the “Agreement”) for an ownership interest in a Hire Purchase Agreement (the “HP Agreement”). The HP Agreement is between an independent United Kingdom leasing entity and the lessee of a bottle recycling and extrusion production line located in the United Kingdom.

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period was extended until the earlier of either; (i) twelve months from date of the HP Agreement or (ii) the Plant Valuation date, as defined in the HP Agreement. For the three and six months ended June 30, 2012, the Partnership earned rental income during the initial rental period of $88,394 and $177,540, respectively, which is included in rental income in the accompanying condensed statements of operations. For the three and six months ended June 30, 2011, the Partnership did not earn any rental income from this leased equipment. For the three and six months ended June 30, 2012, the Partnership incurred depreciation expense during the initial period of $36,000 and $72,000, respectively. For the three and six months ended June 30, 2011, the Partnership did not incur any depreciation expense on this leased equipment.

On June 29, 2012, the fixed rental period commenced. Accordingly, the Investment Manager re-tested the lease and determined that the lease qualifies as a finance lease. The term of the lease is for 60 months from the commencement date. The Partnership will receive monthly payments of £40,937 ($63,923 applying exchange rates at June 30, 2012). At lease termination the lessee has an option to purchase the leased equipment and the Partnerships portion of the proceeds will be £253,821 ($396,341 applying exchange rates at June 30, 2012).For the three and six months ended June 30, 2012, the Partnership incurred a foreign currency transaction loss on this lease transaction of $109,397 which is included in foreign currency transaction loss in the accompanying condensed statements of operations.

For the three and six months ended June 30, 2012, the Partnership incurred a foreign currency transaction loss on its investments in finance leases of $260,809 and $59,695, respectively, which included the foreign currency transaction loss incurred in modifying the basis of the bottle recycling and extrusion production line.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2012

(Unaudited)

Investment in finance leases consisted of the following:

	June 30, 2012 (Unaudited)	December 31, 2011
Minimum rents receivable	$6,967,071	$5,575,250
Estimated unguaranteed residual value	424,036	392,385
Unearned income	(2,021,775)	(1,656,760)

	$5,369,332	$4,310,875

At June 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending June 30,
2013	$—	$2,010,130	$2,010,130
2014	—	1,930,578	1,930,578
2015	—	1,183,200	1,183,200
2016	—	884,317	884,317
2017	—	767,078	767,078
Thereafter	—	191,768	191,768

	$—	$6,967,071	$6,967,071

(1)	Converted to US Dollars at the June 30, 2012 exchange rate.

5.	Investment in Equipment Subject to Operating Leases

Reusable Plastic Bulk Storage Bins

On March 29, 2012, the Partnership entered into an operating lease transaction for 10,000 reusable plastic bulk storage bins used in the agricultural and food processing industries for $1,150,000 with a lease term of 60 months. The equipment is located in the United States of America. Under the terms of the agreement the Partnership will receive monthly payments of $20,547. The lessee paid a security deposit of $297,176 which will be refunded at the termination of the lease period only if the lessee has made all its payments. On December 31, 2011, the Partnership paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment. For both the three and six months ended June 30, 2012, the Partnership earned rental income of $61,641, which is included in rental income in the accompanying condensed statements of operations. For both the three and six months ended June 30, 2012, the Partnership incurred depreciation expense of $37,269. For the three and six months ended June 30, 2011, the Partnership did not incur any depreciation expense on this leased equipment.

Investments in equipment subject to operating leases consisted of the following:

	June 30, 2012 (Unaudited)	December 31, 2011
Plastic bulk storage bins	$1,192,641	$—
Accumulated depreciation	(37,269)	—

	$1,155,372	—

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2012

(Unaudited)

At June 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending June 30,
2013	$246,564	$—	$246,564
2014	246,564	—	246,564
2015	246,564	—	246,564
2016	246,564	—	246,564
2017	184,923	—	184,923
Thereafter	—	—	—

	$1,171,179	$—	$1,171,179

(1)	Converted to US Dollars at the June 30, 2012 exchange rate.

6.	Residual Value Investment in Equipment on Lease

Reusable Plastic Bulk Storage Bins

On March 30, 2012, the Partnership entered into a Participation Agreement to purchase, from an entity controlled by SAM (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The remaining ownership interests in the residual value of the intermediate bulk agricultural containers is owned 80.92% by SQN Alternative Investment Fund I, LLC, another entity managed by the Partnership’s Investment Manager and 1.00% by the Selling Entity. SAM has guaranteed the obligations of the Selling Entity under this agreement. The initial lease term expires June 29, 2013.

7.	Equipment Notes Receivable

Hydroelectric Facility Loan Receivable

On June 15, 2012, the Partnership made its fifth advance under a Senior Loan Note Instrument (the “Instrument”) with Romney Hydropower Company Limited for £100,000 ($155,200 applying exchange rates at June 15, 2012). At June 30, 2012, the Partnership has advanced a total of £1,250,000 ($1,961,760 applying various exchange rates) under the Instrument.

On February 2, 2012, the Partnership made its fourth advance under the Instrument with Romney Hydropower Company Limited for £250,000 ($395,750 applying exchange rates at February 15, 2012).

For the three and six months ended June 30, 2012, the Partnership earned interest income of $55,182 and $105,010, respectively, which is included in interest income in the accompanying statements of operations. For the three and six months ended June 30, 2011, the Partnership did not earn any interest income from this financing transaction. For the three months ended June 30, 2012, the Partnership incurred a foreign currency transaction loss on its equipment notes receivable of $44,093 and for the six months ended June 30, 2012, the Partnership had a foreign currency transaction gain of $9,300.

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

Six Months Ended June 30, 2012

(Unaudited)

8.	Fair Value Measurements

The Partnership follows the fair value guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) for items that are required to be measured at fair value. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Partnership’s market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

Fair value information with respect to the Partnership’s leased assets and liabilities are not separately provided for since ASC 820 does not require fair value disclosures of leasing arrangements.

The Partnership’s carrying value of cash and cash equivalents, escrow deposits Limited Partner Contributions, accounts receivable, other assets, accounts payable and accrued liabilities, due to SQN Securities, LLC and Limited Partners contributions received in advance, approximate fair value due to their short term until maturity.

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

	June 30, 2012 (Unaudited)		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable, including accrued interest	$2,072,491	$2,072,491	$1,407,231	$1,407,231

The carrying amount of the Partnership’s equipment note receivable, including accrued interest approximates, fair value at June 30, 2012, based on the following factors: (i) interest rates have remained stable, (ii) the basic technology, the Archimedes Screw, is thousands of year old and has been successfully used in other hydro-electric generating plants in Europe and (iii) there is minimal credit risk associated with the lessee.

9.	Business Concentrations

For the three months ended June 30, 2012, the Partnership had two lessee’s which accounted for 23.9% and 16.7%, respectively, of income derived from leasing activities. For the six months ended June 30, 2012, the Partnership had four lessee’s which accounted for 48.1%, 16.7%, 14.4% and 12.3%, respectively, of income derived from leasing activities. At June 30, 2012, five of the Partnership’s investments in leasing activities accounted for 34.4%, 17.3%, 14.6%, 14.2% and 10.2% of the Partnership’s total leased equipment. At June 30, 2012, the Partnership’s equipment note receivable and accrued interest was from one debtor.

For the three and six months ended June 30, 2012, 100% of the equipment leasing transactions and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $858,979 and $4,433,213, respectively, to acquire these equipment leases and financing transactions.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2012

(Unaudited)

10.	Geographic Information

Geographic information for revenue for the three and six months ended June 30, 2012, was as follows:

	Three Months Ended June 30, 2012
	United States	Europe	Total
Revenue:
Rental income	$61,641	$88,394	$150,035

Finance income	$—	$70,492	$70,492

Interest income	$6,796	$55,217	$62,013

	Six Months Ended June 30, 2012
	United States	Europe	Total
Revenue:
Rental income	$61,641	$177,540	$239,181

Finance income	$—	$130,238	$130,238

Interest income	$8,709	$105,078	$113,787

Geographic information for long-lived assets at June 30, 2012, was as follows:

	United States	Europe	Total
Long-lived assets:
Investment in finance leases, net	$—	$5,369,332	$5,369,332

Investments in equipment subject to operating leases, net	$1,155,372	$—	$1,155,372

Residual value investment in equipment on lease	$1,367,173	$—	$1,367,173

Equipment notes receivable, including accrued interest	$—	$2,072,491	$2,072,491

Geographic information for long-lived assets at December 31, 2011, was as follows:

	United States	Europe	Total
Long-lived assets:
Investment in finance leases, net	$—	$4,310,875	$4,310,875

Equipment notes receivable, including accrued interest	$—	$1,407,231	$1,407,231

11.	Indemnifications

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

Six Months Ended June 30, 2012

(Unaudited)

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

Hydroelectric Facility Loan Receivable

On July 9, 2012, the Partnership made its sixth advance under the Instrument with Romney Hydropower Company Limited for £200,000 ($311,460 applying exchange rates at July 15, 2012). After the Partnership made this advance, Romney Hydropower Company Limited has the ability to borrow an additional £250,000 under the Instrument.

From July 1, 2012 through August 10, 2012, the Partnership admitted an additional 6 Limited Partners with capital contributions totaling $1,737,500. For the period from July 1, 2012 through August 10, 2012, the Partnership incurred and paid to Securities $34,750 in distribution expenses related to the capital contributions raised during this time period.

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

We divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period is the time frame in which we raise capital contributions from investors through the sale of our units of limited partnership interests (“Units”). The Operating Period commences on the initial closing date of our first equipment lease transaction and will last for three years unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions. Our Offering Period and Operating Period will overlap. The Liquidation Period is the period in which we will sell our assets in the ordinary course of business and will last four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

We use the services of SQN Securities, LLC (“Securities”) as the sole selling agent for our Units. Securities is a majority-owned subsidiary of our Investment Manager, is a broker-dealer registered with the Security and Exchange Commission (the “SEC”) and is a member of both the Financial Industry Regulatory Authority and the Security Investor Protection Corporation. We pay Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from our General Partner or any affiliated entities.

We were declared effective by the SEC on March 17, 2011, which is the date our Offering Period began. Since that time through December 31, 2011, we have admitted 137 Limited Partners, raised $8,450,900 in capital contributions and paid or accrued $963,721 in organizational and offering costs. During this span of time we paid or accrued to Securities $169,018 in distribution expenses.

For the six months ended June 30, 2012, we admitted an additional 101 Limited Partners with total capital contributions of $7,727,200. During this time period, we paid an additional $35,397 in organizational and offering costs and our investment Manager and Securities paid or accrued $59,138 and $4,980, respectively, in organizational and offering costs on our behalf. For the six months ended June 30, 2012, Securities was paid $154,545 in distribution expenses.

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

Recent Significant Transactions

Entertainment and Leisure Equipment

On June 27, 2012, we entered into a lease transaction for entertainment and leisure equipment located in the United Kingdom for £435,377 ($679,406 applying exchange rates at June 30, 2012) with a lease term of 24 months. Under the terms of the agreement we receive monthly lease payments as follows: (i) an initial lease payment of £57,444 ($89,698 applying exchange rates at June 30, 2012) when the transaction was finalized and £19,148 ($29,900 applying exchange rates at June 30, 2012) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. On June 27, 2012, we paid initial direct costs of £15,608 ($24,372 applying exchange rates at June 30, 2012) relating to the acquisition of this leased equipment. During December 2011, the Partnership entered into a lease transaction for similar equipment with the same lessee.

Hydroelectric Facility Loan Receivable

On June 15, 2012, we made our fifth advance under a Senior Loan Note Instrument (the “Instrument”) with Romney Hydropower Company Limited for £100,000 ($155,200 applying exchange rates at June 15, 2012).

On February 2, 2012, we made our fourth advance under the Instrument with Romney Hydropower Company Limited for £250,000 ($395,750 applying exchange rates at February 15, 2012).

On October 31, 2011, we entered into the Instrument with a special purpose entity controlled by Summit Asset Management (“SAM”). This special purpose entity was set-up to provide financing for a hydro-electricity generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument is £1,700,000, accrues interest at 12.0% per year and is guaranteed by the borrower’s parent company. Interest accrues on the Instrument until the project commencement date, as defined in the agreement, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and the £22 per £1,000 of original outstanding principal for the next three years.

Reusable Plastic Bulk Bins

On March 30, 2012, we entered into a Participation Agreement to purchase, from an entity controlled by Summit Asset Management (“SAM”) (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The remaining ownership interests in the residual value of the intermediate bulk agricultural containers is owned 80.92% by SQN Alternative Investment Fund I, LLC, another entity managed by our Investment Manager and 1.00% by the Selling Entity. SAM has guaranteed the obligations of the Selling Entity under this agreement. The initial lease term expires June 29, 2013.

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

The option is contingent upon Orchard House Foods Limited, the end user of the electricity generated by the anaerobic digestion plant, extending its service agreement for six months or longer. The service agreements term runs concurrently with the lease term and is between Orchard House Foods Limited and BioWayste Holdings Limited, an independent service provider and the Partnership’s lessee, who operates and maintains the anaerobic digestion plant.

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

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease, or when there are significant changes to the lease terms. We capitalize initial direct costs (“IDC”) associated with the origination and funding of lease assets. IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. Costs related to leases that are not consummated are not eligible for capitalization as IDC and are expensed as incurred as acquisition expense. For a finance lease, IDC is capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the IDC is included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the IDC related to the lease, if any, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

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

Business Overview

We are currently in our Offering Period and entered into our initial lease transaction on June 29, 2011, which marked the beginning of our Operating Period. The Offering Period is designated as the period in which we are raising capital from investors. During this period we expect to generate the majority of our cash inflow from financing activities. We have also entered our Operating Period, which is defined as the period in which we invest the net offering proceeds from the Offering Period into business-essential, revenue-producing (or cost saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash outflows from investing activities as we acquire leased equipment.

We are currently in both our Offering Period and our Operating Period. During our Offering Period we will continue raising capital contributions from investors until, the earlier of: (i) raising $50,000,000 in Limited Partner capital contributions or (ii) March 17, 2013.

During our Operating Period, we will use the net offering proceeds to make our initial investments, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. As our investments mature, we anticipate reinvesting the cash proceeds, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners, in additional investments in leased equipment and financing transactions. We anticipate incurring both gains and losses on our investments during our Operating Period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses, such as depreciation and amortization expense.

Results of Operations for the three months ended June 30, 2012 (the “2012 Quarter”) compared to the three months ended June 30, 2011 (the “2011 Quarter”)

Our revenue for the 2012 Quarter compared to the 2011 Quarter is summarized as follows:

	Three Months Ended June 30,
	2012	2011
Revenue:
Rental income	$150,035	$—
Finance income	70,492	—
Interest income	62,013	934

Total Revenue	$282,540	$934

For the 2012 Quarter we earned total revenue of $282,540. Our rental income of $150,035 was earned from two lessee’s; (i) the lessee of a bottling recycling and extrusion production line located in the United Kingdom earned rental income of $88,394 and (ii) the lessee of reusable plastic bulk bins located in the United States of America earned rental income of $61,641. The lessee of the bottling recycling and extrusion production line has concluded its initial rental period and has entered into the fixed rental period for 60 months. Our Investment manager has re-tested the lease to determine the proper lease classification, which was a finance lease. Accordingly, we will not earn additional rental income from this lease but going forward we will earn finance income.

We earned our finance revenue of $70,492 from three lessees located in the United Kingdom. As we acquire additional leases classified as finance leases we believe our finance income will continue to grow. We earned $55,182 of our interest income from our equipment notes receivable, which is with a single entity located in the United Kingdom.

Our expenses for the 2012 Quarter compared to the 2011 Quarter are summarized as follows:

	Three Months Ended June 30,
	2012	2011
Expenses:
Management fees—Investment Manager	$180,000	$120,000
Professional fees	14,853	44,260
Depreciation and amortization	99,228	—
Fund administration expense	13,200	11,800
Other expenses	5,061	1,295
Foreign currency transaction loss	312,811	—

Total Expenses	$625,153	$177,355

During the 2012 Quarter, we incurred total expenses of $312,342, excluding a foreign currency transaction loss, versus $177,355 for the 2011 Quarter, an increase of $134,987. The increase in management fees of $60,000 was due solely to the fact that we did not started paying management fees in 2011 until May 2011, and therefore had only two months of expense during the 2011 Quarter compared to three months during the 2012 Quarter. Our management fee expense will remain at $60,000 per month until we raise $36,456,000. At that time our management fee will be calculated at 1.975% per annum of the aggregate offering proceeds. The increase in depreciation and amortization of $99,228 was specifically due to the fact that our first lease transaction occurred on June 29, 2011 and we would not have incurred either depreciation expense or amortization expense of initial direct costs before that date. As we increase our lease portfolio we expect depreciation and amortization expense to increase. These increases were off-set by a decrease in professional fees of $29,407, which was primarily the result of additional 2011 audit fees paid during the 2011 Quarter. The majority of our professional fees relate to compliance work regarding the rules and regulations of the SEC and for income tax matters. As we increase both our number of Limited Partners and lease investments and the regulatory environment becomes more complex we believe that professional fees may increase substantially over time.

For the 2012 Quarter we incurred a foreign currency transaction loss of $312,811: $304,902 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and $7,909 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. Due to the lease re-evaluation for the bottle recycling and extrusion production line we incurred a one-time foreign exchange transaction loss on the total cost of the transaction of $109,397. The exchange rate between the British Pound and the United States of America dollar decreased 2.3% during the 2012 Quarter. We do not currently, and we have no plans in the future to hedge our British pounds sterling activity. We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from period to period.

Net Loss

As a result of the factors discussed above we incurred a net loss for the 2012 Quarter of $342,613 compared to a net loss for the 2011 Quarter of $176,421.

Results of Operations for the six months ended June 30, 2012 (the “2012 Period”) compared to the six months ended June 30, 2011 (the “2011 Period”)

Our revenue for the 2012 Period compared to the 2011 Period is summarized as follows:

	Six Months Ended June 30,
	2012	2011
Revenue:
Rental income	$239,181	$—
Finance income	130,238	—
Interest income	113,787	934

Total Revenue	$483,206	$934

For the 2012 Period we earned total revenue of $483,206. Our rental income of $239,181 was earned from two lessee’s; (i) the lessee of a bottling recycling and extrusion production line located in the United Kingdom earned rental income of $177,540 and (ii) the lessee of reusable plastic bulk bins located in the United States of America earned rental income of $61,641. The lessee of the bottling recycling and extrusion production line has concluded its initial rental period and has entered into the fixed rental period for 60 months. Our Investment manager has re-tested the lease to determine the proper lease classification, which was a finance lease. Accordingly, we will not earn additional rental income from this lease but going forward we will earn finance income.

We earned our finance revenue of $130,238 from three lessees located in the United Kingdom. As we acquire additional leases classified as finance leases we believe our finance income will continue to grow. We earned $105,010 of our interest income from our equipment notes receivable, which is with a single entity located in the United Kingdom.

Our expenses for the 2012 Period compared to the 2011 Period are summarized as follows:

	Six Months Ended June 30,
	2012	2011
Expenses:
Management fees - Investment Manager	$360,000	$120,000
Professional fees	89,951	62,987
Depreciation and amortization	162,608	—
Fund administration expense	26,295	22,300
Other expenses	6,383	1,349
Foreign currency transaction loss	56,463	—

Total Expenses	$701,700	$206,636

During the 2012 Period, we incurred total expenses of $645,237, excluding a foreign currency transaction loss, versus $206,636 for the 2011 Period. The increase in management fees of $240,000 was due solely to the fact that we did not started paying management fees in 2011 until May 2011, and therefore had only two months of expense during the 2011 Period compared to six months during the 2012 Period. Our management fee expense will remain at $60,000 per month until we raise $36,456,000. At that time our management fee will be calculated at 1.975% per annum of the aggregate offering proceeds. The increase in depreciation and amortization of $162,608 was specifically due to the fact that our first lease transaction occurred on June 29, 2011 and we would not have incurred either depreciation expense or amortization expense of initial direct costs before that date. As we increase our lease portfolio we expect depreciation and amortization expense to increase. The increase in professional fees of $26,964 from the 2011 Period to the 2012 Period was principally due to increased fees relate to compliance work regarding the rules and regulations of the SEC and for income tax matters. As we increase both our number of Limited Partners and lease investments and the regulatory environment becomes more complex we believe that professional fees may increase substantially over time.

For the 2012 Period we incurred a foreign currency transaction loss of $56,463: $50,395 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and $6,068 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 1.0% during the 2012 Period but due to the lease re-evaluation for the bottle recycling and extrusion production line we incurred a one-time foreign exchange transaction loss on the total cost of the transaction of $109,397 which caused us to report a foreign currency translation loss for the 2012 Period. We do not currently, and we have no plans in the future to hedge our British pounds sterling activity. We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from period to period.

Net Loss

As a result of the factors discussed above we incurred a net loss for the 2012 Period of $218,494 compared to a net loss for the 2011 Period of $205,702.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$256,607	$(183,352)

Investing activities	$(4,433,213)	$(1,774,520)

Financing activities	$7,243,500	$3,052,142

Sources of Liquidity

We are currently in both our Offering Period and our Operating Period. The Offering Period is the time frame in which we raise capital contributions from investors through the sale of our Units. As such, we expect that during our Offering Period a substantial portion of our cash inflows will be from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash outflows will be for investing activities. We believe that the cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the 2012 Period was $256,607 and was primarily driven by the following factors; (i) rental payments received from our finance leases totaling $532,336, and (ii) advance rental payments of $20,547. Offsetting these increases were net decreases in non-cash activities totaling $22,244 and a decrease in accounts payable and accrued expenses totaling $75,915. Our non-cash activities include finance income, accrued interest income, depreciation and amortization and foreign currency transaction losses on our finance leases and equipment notes receivable and accrued interest. The decrease in accounts payable and accrued expenses was primarily due to a liability incurred at year-end for a transaction we completed during the first quarter of 2012. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease transactions we will enter into. We anticipate that as we enter into additional equipment leasing transactions we will generate greater net cash inflows from operations.

Investing Activities

Cash used in investing activities was $4,433,213 for the 2012 Period. This decrease was solely related to our purchase of various equipment leases and financing transactions; (i) we purchased entertainment and leisure equipment for $679,406 and paid an additional $24,373 in initial direct costs, (ii) we purchased an anaerobic digestion plant for $912,845 and paid an additional $45,642 in initial direct costs, (iii) we purchased reusable plastic bulk bins for $852,824, (iv) we purchased a residual interest in agricultural containers for $1,367,173 and (v) we made two additional advances under a Senior Loan Note Instrument totaling $550,950.

Financing Activities

Cash provided by financing activities was $7,243,500 for the 2012 Period. During the 2012 Period we raised $7,727,200 in capital contributions from the admittance of 101 additional Limited Partners. Offsetting this increase were cash outflows from organizational and offering expenses of $35,397 and distribution expenses of $154,545 and we paid a semi-annual distribution on May 1, 2012 of $293,758. We expect to continue generating cash inflows during the Offering Period net of offering and distribution expenses. Thereafter, we believe we will generate cash outflows primarily from distributions paid to our Limited Partners.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

We have an Instrument with Romney Hydropower Company Limited which provides for Romney Hydropower Company Limited to borrow a total of £1,700,000. On August 10, 2012, Romney Hydropower Company Limited has the ability to borrow an additional £250,000 under the Instrument.

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

Subsequent Event

Hydroelectric Facility Loan Receivable

On July 9, 2012, we made our sixth advance under the Instrument with Romney Hydropower Company Limited for £200,000 ($311,460 applying exchange rates at July 15, 2012). After this advance Romney Hydropower Company Limited has the ability to borrow an additional £250,000 under the Instrument.

From July 1, 2012 through August 10, 2012, we admitted an additional 6 Limited Partners with capital contributions totaling $1,737,500. For the period from July 1, 2012 through August 10, 2012, we incurred and paid to SQN Securities, LLC $34,750 in distribution expenses related to the capital contributions raised during this time period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated March 29, 2012.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated March 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on March 17, 2011. Our Offering Period commenced on March 17, 2011 and is anticipated to end no later than March 16, 2013. For the 2012 Period, we admitted 101 Limited Partners with total capital contributions of $7,727,200 and we incurred and paid to Securities $154,544 in distribution expense related to the capital contributions raised during the 2012 Period.

From July 1, 2012 through August 10, 2012, we admitted an additional 6 Limited Partners with capital contributions totaling $1,737,500. For the period from July 1, 2012 through August 10, 2012, we incurred and paid to SQN Securities, LLC $34,750 in distribution expenses related to the capital contributions raised during this time period.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safely Disclosures

Not applicable.

Item 5.	Other Information

Bottle Recycling and Extrusion Production Line

On June 29, 2011, we entered into a Participation Agreement (the “Agreement”) for an ownership interest in a Hire Purchase Agreement (the “HP Agreement”). The HP Agreement is between an independent United Kingdom leasing entity and the lessee of a bottle recycling and extrusion production line located in the United Kingdom. Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period was extended until the earlier of either; (i) twelve months from date of the HP Agreement or (ii) the Plant Valuation date, as defined in the HP Agreement.

On June 29, 2012, the fixed rental period commenced. Accordingly, our Investment Manager re-tested the lease and determined that the lease qualifies as a finance lease. The term of the lease is for 60 months from the commencement date. We will receive monthly payments of £40,937 ($63,923 applying exchange rates at June 30, 2012). At lease termination the lessee has an option to purchase the leased equipment and our portion of the proceeds will be £253,821 ($396,341 applying exchange rates at June 30, 2012).

Administration of Scottish Premier League football team

On February 13, 2012, our lessee for a public address system for a Scottish Premier League football team located in Scotland went into Administration. Administration in the United Kingdom is a process similar to reorganization under the Bankruptcy Code in the United States of America. On June 14, 2012, we were notified by the Administrator that the football team was sold on June 14, 2012 to a new owner. On July 4, 2012, we received our final payment from the Administrator in the amount of £10,975 ($17,008 applying exchange rates at July 10, 2012). We have started negotiating with the new owners about the continued use of our public address system. It is too early to determine the ultimate outcome of these negotiations.

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

August 13, 2012

/s/ Jeremiah Silkowski
Jeremiah Silkowski Chief Executive Officer and President (Principal Executive Officer)

August 13, 2012

/s/ David C. Wright
David C. Wright Chief Financial Officer (Principal Accounting and Financial Officer)