Form 10-Q
period 2012-09-30
SQN Alternative Investment Fund III, L.P.
filed 2012-11-14
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

At November 14, 2012, there were 20,004.60 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash and cash equivalents	$4,138,357	$641,510
Escrow deposits Limited Partner capital contributions	—	2,636,731
Accounts receivable	—	28,497
Investment in finance leases, net	7,406,719	4,310,875
Initial direct costs, net of accumulated amortization of $154,886 and $24,596	181,298	150,190
Investments in equipment subject to operating leases, net	1,118,103	—
Residual value investment in equipment on lease	1,367,173	—
Equipment notes receivable, including accrued interest of $194,473 and $16,461	2,538,253	1,407,231
Other assets	13,308	74,783

Total Assets	$16,763,211	$9,249,817

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued expenses	$26,323	$91,632
Rental income received in advance	20,547	—
Due to SQN Securities, LLC	—	1,000
Security deposits payable	297,176	—
Limited Partners capital contributions received in advance	—	2,634,000

Total Liabilities	344,046	2,726,632

Commitments and contingencies

Partners’ Equity (Deficit):
Limited Partners	16,424,287	6,529,827
General Partner	(5,122)	(6,642)

Total Partners’ Equity	16,419,165	6,523,185

Total Liabilities and Partners’ Equity	$16,763,211	$9,249,817

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Rental income	$61,771	$36,633	$300,952	$36,633
Finance income	226,321	9,984	356,559	9,984
Interest income	76,808	944	190,595	1,878

Total Revenue	364,900	47,561	848,106	48,495

Expenses (Other Income):
Management fees - Investment Manager	180,000	180,000	540,000	300,000
Professional fees	62,916	32,041	152,867	96,095
Depreciation and amortization	114,220	15,494	276,828	15,494
Fund administration expense	13,892	1,800	40,187	24,100
Other expenses	2,018	4,450	8,401	4,732
Foreign currency transaction (gain) loss	(378,650)	186,806	(322,187)	186,806

Total Expenses (Other Income)	(5,604)	420,591	696,096	627,227

Net income (loss)	$370,504	$(373,030)	$152,010	$(578,732)

Net income (loss) allocable to:
Limited Partners	$366,799	$(369,300)	$150,490	$(572,944)
General Partner	3,705	(3,730)	1,520	(5,788)

Net income (loss)	$370,504	$(373,030)	$152,010	$(578,732)

Weighted average number of limited partnership interests outstanding	17,692.31	4,767.51	14,108.21	3,641.66

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$20.73	$(77.46)	$10.67	$(157.33)

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity

Nine Months Ended September 30, 2012

(Unaudited)

	Limited Partnership Interests	Total	General Partner	Limited Partners
Balance, December 31, 2011	8,450.90	$6,523,185	$(6,642)	$6,529,827

Limited Partners capital contributions	10,278.70	10,278,700	—	10,278,700
Organizational and offering expenses	—	(35,397)	—	(35,397)
Distribution expenses	—	(205,575)	—	(205,575)
Distributions paid to Limited Partners	—	(293,758)	—	(293,758)
Net income	—	152,010	1,520	150,490

Balance, September 30, 2012	18,729.60	$16,419,165	$(5,122)	$16,424,287

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$152,010	$(578,732)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Finance income	(356,559)	(9,984)
Accrued interest income	(173,316)	—
Depreciation and amortization	276,828	15,494
Foreign currency transaction (gain) loss	(330,759)	139,390
Change in operating assets and liabilities:
Accounts receivable	28,497	—
Minimum rental payments received	1,246,996	96,127
Other assets	21,565	(8,673)
Accounts payable and accrued expenses	(65,309)	20,850
Rental income received in advance	20,547	—
Due to/from SQN Securities, LLC	(1,000)	—

Net cash provided by (used in) operating activities	819,500	(325,528)

Cash flows from investing activities:
Purchase of finance leases	(3,822,818)	(3,916,803)
Purchase of equipment subject to operating lease	(852,824)	—
Purchase of residual value investment in equipment on lease	(1,367,173)	—
Increase in equipment notes receivable	(862,410)	—
Cash paid for initial direct costs	(161,398)	(132,453)

Net cash used in investing activities	(7,066,623)	(4,049,256)

Cash flows from financing activities:
Proceeds from Limited Partners’ capital contributions	10,278,700	5,853,500
Cash paid for redemption of initial Limited Partner capital contribution	—	(250)
Cash paid for organizational and offering expenses	(35,397)	(830,241)
Cash paid for distribution expenses	(205,575)	(117,070)
Cash paid for distributions to Limited Partners	(293,758)	—
Increase in escrow deposits	2,634,000	(1,519,773)
Limited Partners capital contributions received in advance	(2,634,000)	1,517,400

Net cash provided by financing activities	9,743,970	4,903,566

Net increase in cash and cash equivalents	3,496,847	528,782
Cash and cash equivalents, beginning of period	641,510	232

Cash and cash equivalents, end of period	$4,138,357	$529,014

Supplemental disclosure of non-cash investing activities:
Reclassification of initial direct costs from other assets to equipment subject to operating leases	$42,641	$—

See notes to condensed financial statements.

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

1.	Nature of Operations and Organization

Nature of business and operations – The condensed financial statements of SQN Alternative Investment Fund III L.P. (the “Partnership”) at September 30, 2012 and for three and nine months ended September 30, 2012 and 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 2011 included in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission (the “SEC”) on March 29, 2012.

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

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

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

For the nine months ended September 30, 2012, the Partnership admitted an additional 125 Limited Partners with total capital contributions of $10,278,700. During this time period, we paid an additional $35,397 in organizational and offering costs and paid an additional $205,575 in distribution expense to Securities.

A Limited Partner may not redeem their Units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

2.	Summary of Significant Accounting Policies

Revenue recognition - The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of the lease or when there are significant changes to the lease terms.

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

For operating leases, rental income is recognized on a straight line basis over the lease term. Billed and uncollected operating lease receivables are included in accounts receivable. Accounts receivable is stated at its estimated net realizable value. Rental payments received in advance is the difference between the timing of the cash payments and the income recognized on a straight line basis.

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

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

Reclassifications - To maintain comparability among the periods presented, the Partnership has reclassified the presentation of certain prior period amounts. Within the Condensed Statements of Operations for the three and nine months ended September 30, 2011, the Partnership reclassified investor relations expense to other expenses. The reclassification had no impact on either total expenses or net loss in the periods presented. Within the Condensed Statement of Cash Flows for the nine months ended September 30, 2011, the Partnership expanded cash paid for offering and distribution expense into cash paid for organizational and offering expenses and cash paid for distribution expenses. The reclassification had no impact on either net cash provided by financing activities, net increase in cash and cash equivalents and cash and cash equivalents, end of period in the period presented.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. After assessing all of the events and circumstances, if an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity would continue to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. If the entity concluded that the indefinite-lived intangible asset is not impaired no further analysis would be required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Partnership does not expect the adoption of ASU 2012-02 to impact its financial position or its results of operations.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed $1,000,000, in the aggregate, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. Total organizational and offering costs may not exceed 2% of all offering proceeds. At the end of the Offering Period, if total offering proceeds are less than the maximum

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

offering of $50,000,000, the General Partner will be required to refund a portion of the organizational and offering costs previously taken. During February 2012, the Partnership had substantially reached its allowance for paying organizational and offering costs. All future expenditures for organizational and offering costs will be assumed by the Partnership’s Investment Manager. The General Partner also has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

The Partnership pays the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, the Partnership raises total offering proceeds of less than $36,000,000, the management fee will be reduced to such an amount over the entire life of the Partnership that the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the three months ended September 30, 2012 and 2011, the Partnership paid the Investment Manager $180,000 and $180,000, respectively, for management fees which are included in the condensed statements of operations. For the nine months ended September 30, 2012 and 2011, the Partnership paid the Investment Manager $540,000 and $300,000, respectively, for management fees which are included in the condensed statements of operations. For the three and nine months ended September 30, 2012, the Investment Manager paid or accrued organizational and offering costs on behalf of the Partnership totaling $51,360 and $110,498, respectively. For the three and nine months ended September 30, 2012, the Investment Manager made a one-time distribution payment to investors which totaled $23,463. The Investment Manager believed this was the proper course of action due to the fact that these investor’s capital contributions remained in an escrow cash account for an excessive period of time due to blue sky law issues.

The Partnership pays Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from our General Partner or any affiliated entities. The distribution expense is paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. At December 31, 2011, the Partnership owed Securities $1,000 for unpaid distribution expense which was paid during January 2012. For the three months ended September 30, 2012 and 2011, Securities was paid $51,030 and $40,060, respectively, which is included in distribution expenses in the condensed statements of changes in partners’ equity. For the nine months ended September 30, 2012 and 2011, Securities was paid $205,575 and $117,070, respectively, which is included in distribution expenses in the condensed statements of changes in partners’ equity. For the nine months ended September 30, 2012, Securities paid organizational and offering expenses on behalf of the Partnership totaling $4,980. No such payments were made by Securities during the three months ended September 30, 2012.

4.	Investment in Finance Leases

Information Technology Network and Infrastructure Equipment

On August 31, 2012, the Partnership entered into a lease transaction for information technology network and infrastructure equipment located in the United Kingdom for £862,885 ($1,365,256 applying exchange rates at August 31, 2012) with a lease term of 36 months. Under the terms of the agreement the Partnership receives quarterly lease payments, in advance, of £81,534 ($129,003 applying exchange rates at August 31, 2012). The initial lease payment was received on August 31, 2012. On August 31, 2012, the Partnership paid initial direct costs totaling £38,140 ($60,345 applying exchange rates at August 31, 2012) relating to the acquisition of this leased equipment. The lessee’s obligations under this lease transaction are guaranteed by two entities affiliated with the lessee.

For both the three and nine months ended September 30, 2012, the Partnership earned finance income of $11,527, respectively. For both the three and nine months ended September 30, 2012, the Partnership amortized initial direct costs of $7,442, respectively, which is included in depreciation and amortization in the accompanying condensed statements of operations.

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

Entertainment and Leisure Equipment

On August 15, 2012, the Partnership entered into a lease transaction for entertainment and leisure equipment located in the United Kingdom for £551,540 ($865,311 applying exchange rates at August 15, 2012) with a lease term of 24 months. Under the terms of the agreement the Partnership receives monthly lease payments, in advance, as follows: (i) an initial lease payment on August 15, 2012 of £72,770 ($114,169 applying exchange rates at August 15, 2012) and £24,257 ($38,056 applying exchange rates at August 15, 2012) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. The Partnership paid initial direct costs totaling £19,773, as follows: (i) on July 31, 2012 £9,652 ($15,160 applying exchange rates at July 31, 2012) and (ii) on August 15, 2012 £10,121 ($15,878 applying exchange rates at August 15, 2012) relating to the acquisition of this leased equipment.

For both the three and nine months ended September 30, 2012, the Partnership earned finance income relating to this leased equipment of $9,922, respectively. For the three and nine months ended September 30, 2012, the Partnership amortized initial direct costs of $5,218, respectively, which is included in depreciation and amortization in the accompanying condensed statements of operations. At September 30, 2012, the Partnership has entered into three separate lease transactions with this lessee.

On June 27, 2012, the Partnership entered into a lease transaction for entertainment and leisure equipment located in the United Kingdom for £435,377 ($679,406 applying exchange rates at June 30, 2012) with a lease term of 24 months. Under the terms of the agreement the Partnership receives monthly lease payments, in advance, as follows: (i) an initial lease payment on June 27, 2012 of £57,444 ($89,698 applying exchange rates at June 30, 2012) and £19,148 ($29,900 applying exchange rates at June 30, 2012) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. On June 27, 2012, the Partnership paid initial direct costs of £15,608 ($24,373 applying exchange rates at June 30, 2012) relating to the acquisition of this leased equipment.

For both the three and nine months ended September 30, 2012, the Partnership earned finance income relating to this leased equipment of $22,487, respectively. For both the three and nine months ended September 30, 2012, the Partnership amortized initial direct costs of $9,697, respectively, which is included in depreciation and amortization in the accompanying condensed statements of operations.

Anaerobic Digestion Plant

On February 16, 2012, the Partnership entered into a finance lease transaction for an 80% ownership interest in an anaerobic digestion plant located in the United Kingdom for £576,000 ($912,845 applying exchange rates at February 29, 2012) with a lease term of 48 months. An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity. Under the terms of the agreement the Partnership receives monthly payments, in advance, of £15,740 ($24,945 applying exchange rates at February 29, 2012) through September 20, 2015 and then through January 20, 2016, there will be a rent holiday, where no payments are due. At the expiration of the lease term, the lessee has a purchase option as follows: (i) make a one-time payment of £64,074 ($101,544 applying exchange rates at February 29, 2012) or (ii) make 4 additional monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) and then a final payment of £3,046 ($4,827 applying exchange rates at February 29, 2012). Once the final payment is received title to the equipment passes to the lessee. The Partnership will also share in the semi-annual cash payments made under a United Kingdom government program for the production of alternative energy. The Partnership will account for this as contingent rental payments. On February 28, 2012, the Partnership paid initial direct costs of £28,800 ($45,642 applying exchange rates at February 29, 2012) relating to the acquisition of this leased equipment.

The purchase option is contingent upon Orchard House Foods Limited, the end user of the electricity generated by the anaerobic digestion plant, extending its service agreement for six months or longer with BioWayste Holdings Limited, the Partnership’s lessee. The service agreement term runs concurrently with the lease term and is between Orchard House Foods Limited and BioWayste Holdings Limited, an independent service provider, who operates and maintains the anaerobic digestion plant.

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

For the three and nine months ended September 30, 2012, the Partnership earned finance income relating to this leased equipment of $22,115 and $53,523, respectively. For the three and nine months ended September 30, 2012, the Partnership amortized initial direct costs of $8,406 and $25,414, respectively, which is included in depreciation and amortization in the accompanying condensed statements of operations.

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

The Partnership’s Investment Manager negotiated a revised lease agreement with the new owners of the stadium where the Partnership’s public address system has been in use. The revised lease began on October 5, 2012, requires quarterly payments, in advance, of £73,125 ($118,199 applying exchange rates at September 30, 2012) and has a term of 24 months. The Partnership received the initial rental payment on October 10, 2012. After the lease term expires the title to the equipment will pass to the lessee.

Bottle Recycling and Extrusion Production Line

On June 29, 2011, the Partnership entered into a Participation Agreement (the “Agreement”) for an ownership interest in a Hire Purchase Agreement (the “HP Agreement”). The HP Agreement is between an independent United Kingdom leasing entity and the lessee of a bottle recycling and extrusion production line located in the United Kingdom.

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period was extended until the earlier of either; (i) twelve months from date of the HP Agreement or (ii) the Plant Valuation date, as defined in the HP Agreement. On June 29, 2012, the fixed rental period commenced. Accordingly, the Investment Manager re-tested the lease and determined that the lease qualifies as a finance lease. The term of the lease is for 60 months from the commencement date. The Partnership receives monthly payments, in advance, of £40,937 ($63,923 applying exchange rates at June 30, 2012). At lease termination the lessee has an option to purchase the leased equipment and the Partnerships portion of the proceeds will be £253,821 ($396,341 applying exchange rates at June 30, 2012).

For the three months ended September 30, 2012 and 2011, the Partnership earned rental income from this leased equipment during its initial rental period of $- and $36,633, respectively. For the nine months ended September 30, 2012 and 2011, the Partnership earned rental income from this leased equipment during its initial rental period of $177,539 and $36,633, respectively. For both the three and nine months ended September 30, 2012, the Partnership earned finance revenue relating to this leased equipment of $117,835, respectively. For the three months ended September 30, 2012 and 2011, the Partnership incurred depreciation expense of $- and $8,000, respectively. For the nine months ended September 30, 2012 and 2011, the Partnership incurred depreciation expense of $72,000 and $8,000, respectively. For both the three and nine months ended September 30, 2012, the Partnership incurred amortization of initial direct costs of $36,897, respectively.

Due to changes in the exchange rate of the British Pound Sterling from the initial acquisition of this lease to the re-testing, the Partnership incurred a foreign currency transaction loss for the nine months ended September 30, 2012, of $109,397 which was included in foreign currency transaction loss in the accompanying condensed statements of operations.

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

Investment in finance leases consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
Minimum rents receivable	$9,092,795	$5,575,250
Estimated unguaranteed residual value	465,151	392,385
Unearned income	(2,151,227)	(1,656,760)

	$7,406,719	$4,310,875

At September 30, 2012, the aggregate amounts of future minimum lease payments receivable, which includes the revised lease payments for the public address system, are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending September 30,
2013	$—	$3,371,261	$3,371,261
2014	—	2,812,042	2,812,042
2015	—	1,496,363	1,496,363
2016	—	795,683	795,683
2017	—	665,134	665,134
Thereafter	—	—	—

	$—	$9,140,483	$9,140,483

(1)	Converted to US Dollars at the September 30, 2012 exchange rate.

For the three months ended September 30, 2012 and 2011, the Partnership incurred a foreign currency transaction (gain) or loss on its various investments in finance leases of $(295,156) and $167,836, respectively, which included the foreign currency transaction (gain) loss in the accompanying condensed statements of operations. For the nine months ended September 30, 2012 and 2011, the Partnership incurred a foreign currency transaction (gain) or loss on its various investments in finance leases of $(235,461) and $167,836, respectively, which included the foreign currency transaction loss in the accompanying condensed statements of operations.

5.	Investment in Equipment Subject to Operating Leases

Reusable Plastic Bulk Storage Bins

On March 29, 2012, the Partnership entered into an operating lease transaction for 10,000 reusable plastic bulk storage bins used in the agricultural and food processing industries for $1,150,000 with a lease term of 60 months. The equipment is located in the United States of America. Under the terms of the agreement the Partnership will receive monthly payments, in advance, of $20,547. The lessee paid a security deposit of $297,176 which will be refunded at the termination of the lease period only if the lessee has made all its payments. On December 31, 2011, the Partnership paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment. For the three and nine months ended September 30, 2012, the Partnership earned rental income of $61,771 and $123,413, respectively. For the three and nine months ended September 30, 2012, the Partnership incurred depreciation expense of $37,269 and $74,538, respectively.

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

Investments in equipment subject to operating leases consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
Plastic bulk storage bins	$1,192,641	$—
Accumulated depreciation	(74,538)	—

	$1,118,103	$—

At September 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending September 30,
2013	$246,564	$—	$246,564
2014	246,564	—	246,564
2015	246,564	—	246,564
2016	246,564	—	246,564
2017	123,282	—	123,282
Thereafter	—	—	—

	$1,109,538	$—	$1,109,538

(1)	Converted to US Dollars at the September 30, 2012 exchange rate.

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

Hydroelectric Facility Loan Receivable

During 2012, the Partnership has made three advances under a Senior Loan Note Instrument (the “Instrument”) to Romney Hydropower Company Limited as follows: (i) the sixth advance was made on July 15, 2012 for £200,000 ($311,460 applying exchange rates at July 15, 2012), (ii) the fifth advance was made on June 15, 2012 for £100,000 ($155,200 applying exchange rates at June 15, 2012) and (iii) the fourth advance was made on February 2, 2012 for £250,000 ($395,750 applying exchange rates at February 15, 2012).

After the sixth advance by the Partnership, Romney Hydropower Company Limited has the ability to borrow an additional £250,000 under the Instrument.

For the three and nine months ended September 30, 2012, the Partnership earned interest income of $68,306 and $173,316, respectively. For the three and nine months ended September 30, 2012, the Partnership incurred a foreign currency transaction gain on its equipment notes receivable of $85,997 and $95,297, respectively.

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

On October 31, 2011, the Partnership entered into the Instrument with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electricity generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument is £1,700,000, accrues interest at 12.0% per year and is guaranteed by the borrower’s parent company. Interest accrues on the Instrument until the project commencement date, as defined in the agreement, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and the £22 per £1,000 of original outstanding principal for the next three years. The expected commencement date has been extended out to the first quarter of 2013. This extension of time was due primarily to regulatory compliance issues.

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

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

	September 30, 2012 (Unaudited)		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable, including accrued interest	$2,538,253	$2,538,253	$1,407,231	$1,407,231

The carrying amount of the Partnership’s equipment note receivable, including accrued interest approximates, fair value at September 30, 2012, based on the following factors: (i) interest rates have remained stable, (ii) the basic technology, the Archimedes Screw, is thousands of year old and has been successfully used in other hydro-electric generating plants in Europe and (iii) there is minimal credit risk associated with the lessee.

9.	Business Concentrations

For the three months ended September 30, 2012 and 2011, the Partnership had three lessee’s which accounted for 80% of income derived from leasing activities and two lessees which accounted for 100% of income derived from leasing activities, respectively. For the nine months ended September 30, 2012 and 2011, the Partnership had four lessee’s which accounted for 90% of income derived from leasing activities and two lessees which accounted for 100% of income derived from leasing activities, respectively.

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

At September 30, 2012, five of the Partnership’s investments in various leasing activities accounted for 84% of the Partnership’s total leased equipment. At September 30, 2012, the Partnership’s equipment note receivable and accrued interest was from one debtor.

For the three and nine months ended September 30, 2012, 100% of the equipment leasing and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $2,633,410 and $7,066,623, respectively, to acquire these equipment leases and financing transactions.

10.	Geographic Information

Geographic information for revenue for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30, 2012
	United States	Europe	Total
Revenue:
Rental income	$61,771	$—	$61,771

Finance income	$—	$226,321	$226,321

Interest income	$8,475	$68,333	$76,808

	Three Months Ended September 30, 2011
	United States	Europe	Total
Revenue:
Rental income	$—	$36,633	$36,633

Finance income	$—	$9,984	$9,984

Interest income	$944	$—	$944

	Nine Months Ended September 30, 2012
	United States	Europe	Total
Revenue:
Rental income	$123,413	$177,539	$300,952

Finance income	$—	$356,559	$356,559

Interest income	$17,184	$173,411	$190,595

	Nine Months Ended September 30, 2011
	United States	Europe	Total
Revenue:
Rental income	$—	$36,633	$36,633

Finance income	$—	$9,984	$9,984

Interest income	$1,878	$—	$1,878

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

Geographic information for long-lived assets at September 30, 2012 was as follows:

	United States	Europe	Total
Long-lived assets:
Investment in finance leases, net	$—	$7,406,719	$7,406,719

Investments in equipment subject to operating leases, net	$1,118,103	$—	$1,118,103

Residual value investment in equipment on lease	$1,367,173	$—	$1,367,173

Equipment notes receivable, including accrued interest	$—	$2,538,253	$2,538,253

Geographic information for long-lived assets at December 31, 2011, was as follows:

	United States	Europe	Total
Long-lived assets:
Investment in finance leases, net	$—	$4,310,875	$4,310,875

Equipment notes receivable, including accrued interest	$—	$1,407,231	$1,407,231

11.	Indemnifications

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

Gamma Knife Suite

On October 30, 2012, the Partnership entered into a Participation Agreement with Summit Asset Management Limited to acquire a 99.9% residual interest in a gamma knife suite located in the United Kingdom for £379,620 ($609,442 applying exchange rates at October 31, 2012).

Hydroelectric Facility Loan Receivable

On October 11, 2012, the Partnership made its seventh advance under the Instrument with Romney Hydropower Company Limited for £200,000 ($321,400 applying exchange rates at October 15, 2012). After the Partnership made this advance, Romney Hydropower Company Limited has the ability to borrow an additional £50,000 under the Instrument.

SQN Alternative Investment Fund III, L.P.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

Limited Partner Capital Contributions

From October 1, 2012 through November 14, 2012, the Partnership admitted an additional 16 Limited Partners with capital contributions totaling $1,275,000. For the period from October 1, 2012 through November 14, 2012, the Partnership incurred and paid to Securities $25,500 in distribution expenses related to the capital contributions raised during this time period.

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

Although the overall composition of our portfolio cannot be determined at this time, we invest in equipment and other assets that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager also may identify other assets or industries that meet our investment objectives. We invest in assets and equipment located primarily within the European Union (predominately in the United Kingdom), the United States of America and Canada.

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

We use the services of SQN Securities, LLC (“Securities”) as the sole selling agent for our Units. Securities is a majority-owned subsidiary of our Investment Manager, is a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and is a member of both the Financial Industry Regulatory Authority and the Security Investor Protection Corporation. We pay Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from our General Partner or any affiliated entities.

We were declared effective by the SEC on March 17, 2011, which is the date our Offering Period began. Since that time through December 31, 2011, we have admitted 137 Limited Partners, raised $8,450,900 in capital contributions and paid or accrued $963,721 in organizational and offering costs. During this span of time we paid or accrued to Securities $169,018 in distribution expenses.

For the nine months ended September 30, 2012, we admitted an additional 125 Limited Partners with total capital contributions of $10,278,700. During this time period, we paid an additional $35,397 in organizational and offering costs and our Investment Manager and Securities paid or accrued $110,498 and $4,980, respectively, in organizational and offering costs on our behalf. For the nine months ended September 30, 2012, Securities was paid $205,575 in distribution expenses.

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

Recent Significant Transactions

Information Technology Network and Infrastructure Equipment

On August 31, 2012, we entered into a lease transaction for information technology network and infrastructure equipment located in the United Kingdom for £862,885 ($1,365,256 applying exchange rates at August 31, 2012) with a lease term of 36 months. Under the terms of the agreement we receive quarterly lease payments, in advance, of £81,534 ($129,003 applying exchange rates at August 31, 2012). The initial lease payment was received on August 31, 2012. On August 31, 2012, we paid initial direct costs totaling £38,140 ($60,345 applying exchange rates at August 31, 2012) relating to the acquisition of this leased equipment. The lessee’s obligations under this lease transaction are guaranteed by two entities affiliated with the lessee.

The lessee estimates that the network infrastructure will create substantial savings and improved efficiencies for its business lines. The lessee is a leading independent utilities infrastructure organization, providing technical engineering, design, project management, consulting and audit services across gas and multi-utility connections throughout the United Kingdom. The lessee’s services include utility connection, gas disconnection, meter installation and outlet pipework projects.

Entertainment and Leisure Equipment

On August 15, 2012, we entered into a lease transaction for entertainment and leisure equipment located in the United Kingdom for £551,540 ($865,311 applying exchange rates at August 15, 2012) with a lease term of 24 months. Under the terms of the agreement we receive monthly lease payments, in advance, as follows: (i) an initial lease payment on August 15, 2012 of £72,770 ($114,169 applying exchange rates at August 15, 2012) and £24,257 ($38,056 applying exchange rates at August 15, 2012) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. We paid initial direct costs totaling £19,773, as follows: (i) on July 31, 2012 £9,652 ($15,160 applying exchange rates at July 31, 2012) and (ii) on August 15, 2012 £10,121 ($15,878 applying exchange rates at August 15, 2012) relating to the acquisition of this leased equipment.

On June 27, 2012, we entered into a lease transaction for entertainment and leisure equipment located in the United Kingdom for £435,377 ($679,406 applying exchange rates at June 30, 2012) with a lease term of 24 months. Under the terms of the agreement we receive monthly lease payments, in advance, as follows: (i) an initial lease payment of £57,444 ($89,698 applying exchange rates at June 30, 2012) when the transaction was finalized and £19,148 ($29,900 applying exchange rates at June 30, 2012) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. On June 27, 2012, we paid initial direct costs of £15,608 ($24,373 applying exchange rates at June 30, 2012) relating to the acquisition of this leased equipment. During December 2011, the Partnership entered into a lease transaction for similar equipment with the same lessee.

Hydroelectric Facility Loan Receivable

During 2012, we have made three advances under a Senior Loan Note Instrument (the “Instrument”) to Romney Hydropower Company Limited as follows: (i) the sixth advance was made on July 15, 2012 for £200,000 ($311,460 applying exchange rates at July 15, 2012), (ii) the fifth advance was made on June 15, 2012 for £100,000 ($155,200 applying exchange rates at June 15, 2012) and (iii) the fourth advance was made on February 2, 2012 for £250,000 ($395,750 applying exchange rates at February 15, 2012).

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

On March 29, 2012, we entered into an operating lease transaction for 10,000 reusable plastic bulk storage bins used in the agricultural and food processing industries for $1,150,000 with a lease term of 60 months. The equipment is located in the United States of America. Under the terms of the agreement we receive monthly payments, in advance, of $20,547. The lessee paid a security deposit of $297,176 which will be refunded at the termination of the lease period only if the lessee has made all its payments. On December 31, 2011, we paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment.

Anaerobic Digestion Plant

On February 16, 2012, we entered into a finance lease transaction for an 80% ownership interest in an anaerobic digestion plant located in the United Kingdom for £576,000 ($912,845 applying exchange rates at February 29, 2012). An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity. The lease term is 48 months. Under the terms of the agreement we receive monthly payments, in advance, of £15,740 ($24,945 applying exchange rates at February 29, 2012) through September 20, 2015 and then through January 20, 2016, there will be a rent holiday, where no payments are due. At the expiration of the lease term, the lessee has an option to: (i) make a one-time payment of £64,074 ($101,544 applying exchange rates at February 29, 2012) or (ii) make 4 additional monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) and then a final payment of £3,046 ($4,827 applying exchange rates at February 29, 2012). Once the final payment is received title to the equipment will pass to the lessee. We will also share in the semi-annual cash payments made under a United Kingdom government program for the production of alternative energy. We will account for this as contingent rental payments. On February 28, 2012, we paid initial direct costs of £28,800 ($45,642 applying exchange rates at February 29, 2012) relating to the acquisition of this leased equipment.

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

Results of Operations for the three months ended September 30, 2012 (the “2012 Quarter”) compared to the three months ended September 30, 2011 (the “2011 Quarter”)

Our revenue for the 2012 Quarter compared to the 2011 Quarter is summarized as follows:

	Three Months Ended September 30,
	2012	2011
Revenue:
Rental income	$61,771	$36,633
Finance income	226,321	9,984
Interest income	76,808	944

Total Revenue	$364,900	$47,561

For the 2012 Quarter we earned total revenue of $364,900 which is an increase of $317,339 from our 2011 Quarter. The reason for this increase in total revenue was solely due to our having acquired additional leased equipment and entered into financing transactions, all earning revenue during the 2012 Quarter that we did not have in the 2011 Quarter. We had a total of six lessees earning revenue during the 2012 Quarter versus two lesseess earning revenue during the 2011 Quarter.

The rental income for the 2012 Quarter was from a single lessee who has leased reusable plastic bulk bins located in the United States of America. This lease should continue at approximately this rate for the next 54 months. The rental income from the 2011 Quarter was from a different single lessee, who leased a bottling recycling and extrusion production line located in the United Kingdom. Once the lessee’s fixed lease term began the revenue generated from this lease became finance income. The finance income for the 2012 Quarter was from five lessees while for the 2011 Quarter is was from a single lessee. As we acquire additional leased equipment we anticipate both rental income and finance income will continue to grow over the Operating Period.

The increase in interest income was principally due to our equipment notes receivable which we entered into during November 2011. We earned $68,306 of our interest income from our equipment notes receivable, which is with a single entity located in the United Kingdom.

Our expenses for the 2012 Quarter compared to the 2011 Quarter are summarized as follows:

	Three Months Ended September 30,
	2012	2011
Expenses (Other Income):
Management fees - Investment Manager	$180,000	$180,000
Professional fees	62,916	32,041
Depreciation and amortization	114,220	15,494
Fund administration expense	13,892	1,800
Other expenses	2,018	4,450
Foreign currency transaction (gain) loss	(378,650)	186,806

Total Expenses (Other Income)	$(5,604)	$420,591

During the 2012 Quarter, we incurred total expenses (income) of $373,046, excluding a foreign currency transaction (gain) loss, versus $233,785 for the 2011 Quarter, an increase of $139,261. The increase in depreciation and amortization of $98,726 was specifically due to the fact that our first lease transaction occurred on June 29, 2011 and we would have incurred minimal depreciation and amortization expense during the 2011 Quarter. As we increase our operating lease portfolio during the Operating Period we expect depreciation and amortization expense to increase. The increase in professional fees was chiefly due to increased fees for accounting fees and printing costs relate to compliance work regarding the rules and regulations of the SEC and for income tax matters. As we enter into more leasing transactions and admit additional Limited Partners we envision our expenses in these areas to increase as well.

For the 2012 Quarter we incurred a foreign currency transaction gain of $378,650: $381,152 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and ($2,502) related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 3.5% during the 2012 Quarter. For the 2011 Quarter we incurred a foreign currency transaction loss of $186,806: $167,836 related directly to our equipment leasing transactions in the United Kingdom and Scotland and $18,970 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 2.5% during the 2011 Quarter. We do not currently, and we have no plans in the future to hedge our British pounds sterling activity. We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from period to period.

In future reporting periods our management fee expense could be reduced, if, at the end of our Offering Period, we raise total offering proceeds of less than $36,000,000, the management fee will be reduced to such an amount over our entire life that the total average management fee will not be greater than 2% per year of the aggregate offering proceeds.

Net Income (Loss)

As a result of the factors discussed above we incurred net income for the 2012 Quarter of $370,504 compared to a net loss for the 2011 Quarter of $(373,030).

Results of Operations for the nine months ended September 30, 2012 (the “2012 Period”) compared to the nine months ended September 30, 2011 (the “2011 Period”)

Our revenue for the 2012 Period compared to the 2011 Period is summarized as follows:

	Nine Months Ended September 30,
	2012	2011
Revenue:
Rental income	$300,952	$36,633
Finance income	356,559	9,984
Interest income	190,595	1,878

Total Revenue	$848,106	$48,495

For the 2012 Period we earned total revenue of $848,106, an increase of $799,611 from the 2011 Period. The reason for this increase in total revenue was solely due to our having acquired additional leased equipment and entered into financing transactions, all earning revenue during the 2012 Period that we did not have in the 2011 Period. We had a total of six lessees earning revenue during the 2012 Period versus two lessees earning revenue during the 2011 Period.

The rental income for the 2012 Period was from two lessees: (i) the lessee of a bottling recycling and extrusion production line located in the United Kingdom earned rental income of $177,539 and (ii) the lessee of reusable plastic bulk bins located in the United States of America earned rental income of $123,413. The lessee of the bottling recycling and extrusion production line has concluded its initial rental period and has entered into the fixed rental period for 60 months. Our Investment Manager has re-tested the lease to determine the proper lease classification, which was a finance lease. Accordingly, we will not earn additional rental income from this lease but going forward we will earn finance income. The finance income for the 2012 Period was from five lessees while for the 2011 Quarter is was from a single lessee. As we acquire additional leased equipment we anticipate both rental income and finance income will continue to grow over the Operating Period.

The increase in interest income was principally due to our equipment notes receivable which we entered into during November 2011. We earned $173,316 of our interest income from our equipment notes receivable, which is with a single entity located in the United Kingdom.

Our expenses for the 2012 Period compared to the 2011 Period are summarized as follows:

	Nine Months Ended September 30,
	2012	2011
Expenses:
Management fees - Investment Manager	$540,000	$300,000
Professional fees	152,867	96,095
Depreciation and amortization	276,828	15,494
Fund administration expense	40,187	24,100
Other expenses	8,401	4,732
Foreign currency transaction (gain) loss	(322,187)	186,806

Total Expenses	$696,096	$627,227

During the 2012 Period, we incurred total expenses of $1,018,283, excluding a foreign currency transaction (gain) loss, versus $440,421 for the 2011 Period. The increase in management fees of $240,000 was due solely to the fact that we did not started paying management fees during the 2011 Period until May 2011, and therefore had only five months of expense during the 2011 Period compared to nine months during the 2012 Period. Our management fee expense will remain at $60,000 per month until we raise $36,456,000. At that time our management fee will be calculated at 1.975% per annum of the aggregate offering proceeds.

The increase in depreciation and amortization of $261,334 was specifically due to the fact that our first lease transaction occurred on June 29, 2011 and we would have incurred minimal depreciation and amortization expense during the 2011 Period. As we increase our operating lease portfolio during the Operating Period we expect depreciation and amortization expense to increase. The increase in professional fees was chiefly due to increased fees for accounting fees and printing costs. These increases related to compliance work regarding the rules and regulations of the SEC and for income tax matters. As we enter into more leasing transactions and admit additional Limited Partners we envision our expenses in these areas to increase as well.

For the 2012 Period we incurred a foreign currency transaction gain of $322,187: $330,758 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and a foreign currency transaction loss of $8,571 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 4.6% during the 2012 Period. For the 2011 Period we incurred a foreign currency transaction loss of $186,806: $167,836 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and $18,970 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 1.5% during the 2011 Period. We do not currently, and we have no plans in the future to hedge our British pounds sterling activity. We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from period to period.

In future reporting periods our management fee expense could be reduced, if, at the end of our Offering Period, we raise total offering proceeds of less than $36,000,000, the management fee will be reduced to such an amount over our entire life that the total average management fee will not be greater than 2% per year of the aggregate offering proceeds.

Net Income (Loss)

As a result of the factors discussed above we incurred net income for the 2012 Period of $152,010 compared to a net loss for the 2011 Period of $(578,732).

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$819,500	$(325,528)

Investing activities	$(7,066,623)	$(4,049,256)

Financing activities	$9,743,970	$4,903,566

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

Operating Activities

Cash provided by operating activities for the 2012 Period was $819,500 and was primarily driven by the following factor; we received rental payments from our finance leases totaling $1,246,996. Offsetting this increase were net decreases in; (i) non-cash activities totaling $583,806 and (ii) a decrease in accounts payable and accrued expenses totaling $65,309. Our non-cash activities include finance income, accrued interest income, depreciation and amortization and unrealized foreign currency transaction gains on our finance leases and equipment notes receivable and accrued interest. The decrease in accounts payable and accrued expenses was primarily due to a liability incurred at year-end for a transaction we completed during the first quarter of 2012. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease transactions we will enter into. We anticipate that as we enter into additional equipment leasing transactions we will generate greater net cash inflows from operations.

Investing Activities

Cash used in investing activities was $7,066,623 for the 2012 Period. This use of funds was solely related to our purchase of various equipment leases and financing transactions; (i) we purchased two separate leases for entertainment and leisure equipment totaling $1,544,717 and paid an additional $55,411 in initial direct costs, (ii) we purchased information technology network and infrastructure equipment for $1,365,256 and related initial direct costs of $60,345, (iii) we purchased an anaerobic digestion plant for $912,845 and paid an additional $45,642 in initial direct costs, (iii) we purchased reusable plastic bulk bins for $852,824, (iv) we purchased a residual interest in agricultural containers for $1,367,173 and (v) we made two additional advances under a Senior Loan Note Instrument totaling $862,410.

Financing Activities

Cash provided by financing activities was $9,743,970 for the 2012 Period. During the 2012 Period we raised $10,278,700 in capital contributions from the admittance of 125 additional Limited Partners. Offsetting this increase were cash outflows from organizational and offering expenses of $35,397 and distribution expenses of $205,575 and we paid a semi-annual distribution on May 1, 2012 of $293,758. We expect to continue generating cash inflows during the Offering Period, net of offering and distribution expenses. Thereafter, we believe we will generate cash outflows primarily from distributions paid to our Limited Partners.

Financings and Borrowings

None.

Distributions

We will make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after the Partnership’s initial closing which occurred on May 2, 2011. We expect to make distributions to our Limited Partner’s through the Operating Period. We expect our next distribution will be paid on May 1, 2013.

On May 1, 2012 and November 6, 2012, we paid distributions to our Limited Partners of $293,758 and $528,912, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

At November 14, 2012, we anticipate completing in the near term equipment leasing transactions and/or equipment financings of approximately $1,600,000.

We have an Instrument with Romney Hydropower Company Limited which provides for Romney Hydropower Company Limited to borrow a total of £1,700,000. On November 14, 2012, Romney Hydropower Company Limited has the ability to borrow an additional £50,000 under the Instrument.

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

Subsequent Event

Gamma Knife Suite

On October 30, 2012, we entered into a Participation Agreement with Summit Asset Management Limited to acquire a 99.9% residual interest in a gamma knife suite located in the United Kingdom for £379,620 ($609,442 applying exchange rates at October 31, 2012).

Hydroelectric Facility Loan Receivable

On October 11, 2012, we made our seventh advance under the Instrument with Romney Hydropower Company Limited for £200,000 ($321,400 applying exchange rates at October 15, 2012). After we made this advance, Romney Hydropower Company Limited has the ability to borrow an additional £50,000 under the Instrument.

From October 1, 2012 through November 14, 2012, we admitted an additional 16 Limited Partners with capital contributions totaling $1,275,000. For the period from October 1, 2012 through November 14, 2012, we incurred and paid to SQN Securities, LLC $25,500 in distribution expenses related to the capital contributions raised during this time period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated March 29, 2012.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on March 17, 2011. Our Offering Period commenced on March 17, 2011 and is anticipated to end no later than March 16, 2013. For the 2012 Period, we admitted 125 Limited Partners with total capital contributions of $10,278,700 and we incurred and paid to Securities $205,575 in distribution expense related to the capital contributions raised during the 2012 Period.

From October 1, 2012 through November 14, 2012, we admitted an additional 16 Limited Partners with capital contributions totaling $1,275,000. For the period from October 1, 2012 through November 14, 2012, we incurred and paid to SQN Securities, LLC $25,500 in distribution expenses related to the capital contributions raised during this time period.

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

Our Investment Manager negotiated a revised lease agreement with the new owners of the stadium where our public address system has been in use. The revised lease began on October 5, 2012, requires quarterly payments, in advance, of £73,125 ($118,199 applying exchange rates at September 30, 2012) and has a term of 24 months. We received the initial payment on October 10, 2012. After the lease term expires the title to the equipment will pass to the lessee.

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

November 14, 2012

/s/ Jeremiah Silkowski
Jeremiah Silkowski
Chief Executive Officer and President (Principal Executive Officer)

November 14, 2012

/s/ David C. Wright
David C. Wright
Chief Financial Officer (Principal Accounting and Financial Officer)