Form 10-K
period 2012-12-31
SQN Alternative Investment Fund III, L.P.
filed 2013-04-05
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Number of outstanding units of limited partnership interests of the registrant on April 5, 2013 was 27,861.10

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Alternative Investment Fund III L.P.

Annual Report on Form 10-K for Year Ended December 31, 2012

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

On July 1, 2011, SQN Capital Corporation (the parent company of our Investment Manager) assigned its 100% interest in our Investment Manager to SQN Capital Partners, LLC which it believes to be a more tax efficient structure. There has been no change of control as a result of this as the principals and majority interest holders in both entities are the same.

Our Offering Period commenced on March 17, 2011 and terminated on March 15, 2013. During our Offering Period we admitted a total of 375 investors as Limited Partners, including a $100,000 investment on March 15, 2013 by our Investment Manager, received total capital contributions of $27,861,100 and issued a total of 27,861.10 limited partnership interests (“Units”). During our Offering Period we paid organizational and offering expenses totaling $999,118 and distribution expense to SQN Securities, LLC totaling $555,222. Due to our not achieving certain equity raising milestones during the Offering Period our General Partner and/or our Investment Manager are required to reimburse us organizational and offering expenses of $441,896. At March 15, 2013, organizational and offering expenses are limited to $557,222 or 2% of total equity raised.

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

Many of our investments are anticipated to be structured as full payout or operating equipment leases. In addition, we invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to the equipment or other assets, at a future date. We also structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we use other investment structures, such as vendor and rental (hire) programs that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure includes us holding title to or a priority position in the equipment or other asset.

The overall composition of our portfolio cannot be completely determined until we invest all the offering proceeds. At December 31, 2012, we were invested in assets, equipment and project financings that are considered essential use or core to a business or operation in the following industries: agricultural (18%), energy (31%), entertainment and leisure (11%), information technology (9%), infrastructure (5%), manufacturing (21%) and medical (5%). In addition to these industries our Investment Manager is exploring transactions in the environmental and transportation industries. Our Investment Manager also may identify other assets or industries that meet our investment objectives. We invest in assets and equipment located primarily within the European Union (predominately in the United Kingdom), the United States of America and Canada.

We divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period was the time-frame in which we raised capital contributions from Limited Partners through the sale of our Units and ended on March 15, 2013. The Operating Period commenced on the initial closing date of our first equipment lease transaction, which was June 29, 2011, and will last for three years unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions. Our Offering Period and Operating Period overlapped. The Liquidation Period is the period in which we will sell our assets in the ordinary course of business and will last four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

Our Offering Period commenced on March 17, 2011 and on May 2, 2011, the first business day after April 30, 2011, we admitted 19 Limited Partners with total capital contributions of $1,200,500. From May 3, 2011 through December 31, 2011, we admitted an additional 118 Limited Partners with total capital contributions of $7,250,400. For the year ended December 31, 2012, we admitted an additional 188 Limited Partners with total capital contributions of $13,904,200. From January 1, 2013 through March 15, 2013, the date the Offering Period terminated, we admitted an additional 50 Limited Partners, including our Investment Manager who invested $100,000 on March 15, 2013, and received additional capital contributions totaling $5,506,000.

The sole selling agent of our Units was SQN Securities, LLC (“Securities”) a Delaware limited liability company and a majority-owned subsidiary of our Investment Manager. Securities is a broker-dealer registered with the SEC and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Security Investor Protection Corporation. We paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from our General Partner or any affiliated entities. For the period from May 2, 2011 through December 31, 2011, we paid or accrued to Securities $169,018 in distribution expenses. For the year ended December 31, 2012, we paid or accrued to Securities $278,084 in distribution expenses. For the year ended December 31, 2012, our Investment Manager paid $108,350 in organizational and offering expenses on our behalf. For the period from January 1, 2013 through March 15, 2013, we have paid distribution expense to SQN Securities, Inc. of $108,120. We did not pay any organizational and offering expenses during this period, however our Investment Manger paid $1,462 in organizational and offering expenses on our behalf.

Net offering proceeds to us after deducting organizational and offering expenses and distribution expenses were approximately $26,300,000. See the disclosure under “Recent Significant Transactions” in Item 7 for a discussion of the investments that we have made with our net offering proceeds.

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

On June 28, 2011, the officers of Summit Asset Management (“SAM”), which prior to that date, had equal ownership of our Investment Manager with SQN Capital Corporation, resigned from both our General Partner and our Investment Manager. At that time, SAM redeemed its ownership interest in our Investment Manager. In doing so, SAM will be able to provide credit enhancements and origination services that could not be provided as an affiliate of ours under the North American Securities Administrators Association Guidelines.

Beginning on June 29, 2011, SAM has primarily provided us with origination services. They have assisted us with substantially all the transactions we completed during 2012 and they assisted us with all of the transactions we completed in 2011. We anticipate SAM will continue to provide these services going forward into the foreseeable future.

We are making, at the sole discretion of our Investment Manager, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited

Partner’s capital contribution, beginning six months after our initial closing which occurred on May 2, 2011. Our income, losses and distributions are allocated 99% to our Limited Partners and 1% to our General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to our Limited Partners and 20% to our General Partner.

A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

At December 31, 2012, we had total assets of $19,857,023. Of this amount, $13,353,530 was for various investments: (i) $6,964,430 related to eight finance leases and the related initial direct costs (ii) $1,080,834 related to one investment in equipment subject to operating leases (iii) $2,001,875 related to two residual value investments in equipment on lease and (ii) $3,306,391 was associated with an equipment note receivable and accrued interest. For the year ended December 31, 2012, three of our lessees’ accounted for approximately 77% of our total rental income and finance income. The equipment note receivable earned $256,170 of interest income during the year ended December 31, 2012. For the year ended December 31, 2102, we had net income of $209,782.

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

At December 31, 2012 and 2011, our equipment portfolio consisted of the following transactions:

Environmental Vendor Program

On September 20, 2012, our Investment Manager entered into an origination and servicing agreement (the “Vendor Program”) to acquire environmentally friendly leased equipment with an equipment supplier based in the United Kingdom that specializes in renewable, energy saving and low carbon technologies such as LED lighting, biomass and condensing gas boilers, solar photovoltaic systems and solar thermal installations. We are a named participant to the Vendor Program, as well as, any future investment programs managed by our Investment Manager and having similar investment strategies. The initial period of the Vendor Program is for a minimum period of 18 months and shall remain in effect after that time until terminated by either party with three months written notice. Under the terms of the Vendor Program, the service provider will use commercially reasonable efforts to originate £2,500,000 under the terms of the Vendor Program.

On December 10, 2012, our Investment Manager entered into the initial transaction under the Vendor Program. The transaction was allocated to us. The transaction was to finance the installation of a LED lighting system for a primary school located in the United Kingdom for £14,253 ($22,980 applying exchange rates at December 15, 2012) with a lease term of 36 months which commences upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement we will receive quarterly lease payments of £1,523 ($2,455 applying exchange rates at December 15, 2012). After the lease term expires title to the equipment will pass to the lessee.

Gamma Knife Suite

A Gamma Knife works by utilizing the latest advanced diagnostic imaging and three-dimensional treatment planning software to deliver finely-focused beams of gamma radiation to small targets inside the brain. The beams converge at a point to treat the affected tissue, while minimizing the damage of healthy brain tissue.

On October 30, 2012, we entered into a Participation Agreement with SAM to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620 ($609,442 applying exchange rates at October 31, 2012). We paid initial direct costs, which have been included in the cost of the residual value asset, of £15,185 as follows: (i) on October 30, 2012, £8,535 ($13,702 applying exchange rates at October 31, 2012), (ii) on November 30, 2011, £2,979 ($4,635 applying exchange rates at November 30, 2011) and (iii) on July 14, 2011, £3,671 ($6,923 applying exchange rates at July 15, 2011).

Public Address System

On October 5, 2012, we entered into a new finance lease transaction for a public address system, with the new owners of a stadium used primarily for a Scottish Premier League football team located in Glasgow, Scotland. The original owners of the stadium went into Administration in the United Kingdom on February 13, 2012 and were forced to sell the stadium. The new lease began on October 5, 2012, requires quarterly payments, in advance, of £73,125 ($118,199 applying exchange rates at September 30, 2012) and has a term of 24 months. After the lease term expires title to the equipment will pass to the new lessee. On November 27, 2012, we paid initial direct costs of £15,000 ($24,033 applying exchange rates at November 30, 2012) related to the acquisition of this leased equipment.

Information Technology Network and Infrastructure Equipment

On August 31, 2012, we entered into a finance lease transaction for information technology network and infrastructure equipment located in the United Kingdom for £862,885 ($1,365,256 applying exchange rates at August 31, 2012) with a lease term of 36 months. Under the terms of the agreement we receive quarterly lease payments, in advance, of £81,534 ($129,003 applying exchange rates at August 31, 2012). On August 31, 2012, we paid initial direct costs totaling £38,140 ($60,345 applying exchange rates at August 31, 2012) relating to the acquisition of this leased equipment. The lessee’s obligations under this lease transaction are guaranteed by two entities affiliated with the lessee.

Entertainment and Leisure Equipment

We have entered into three separate lease transactions for entertainment and leisure equipment with the same lessee. The terms of each lease is discussed below.

On August 15, 2012, we entered into a finance lease transaction for entertainment and leisure equipment located in the United Kingdom for £551,540 ($865,311 applying exchange rates at August 15, 2012) with a lease term of 24 months. Under the terms of the agreement we receive monthly lease payments as follows: (i) an initial lease payment on August 15, 2012 of £72,770 ($114,169 applying exchange rates at August 15, 2012) and (ii) £24,257 ($38,056 applying exchange rates at August 15, 2012) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. We paid initial direct costs totaling £19,773, as follows: (i) on August 15, 2012 £10,121 ($15,878 applying exchange rates at August 15, 2012) and (ii) on July 31, 2012 £9,652 ($15,160 applying exchange rates at July 31, 2012) relating to the acquisition of this leased equipment.

On June 27, 2012, we entered into a finance lease transaction for entertainment and leisure equipment located in the United Kingdom for £435,377 ($679,406 applying exchange rates at June 30, 2012) with a lease term of 24 months. Under the terms of the agreement we receive monthly lease payments as follows: (i) an initial lease payment on June 27, 2012 of £57,444 ($89,698 applying exchange rates at June 30, 2012) and (ii) £19,148 ($29,900 applying exchange rates at June 30, 2012) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. On June 27, 2012, we paid initial direct costs of £15,608 ($24,373 applying exchange rates at June 30, 2012) relating to the acquisition of this leased equipment.

On December 19, 2011, we entered into a finance lease transaction for entertainment and leisure equipment located in the United Kingdom for £506,433 ($782,590 applying exchange rates at December 31, 2011) with a lease term of 24 months. Under the terms of the agreement we receive monthly lease payments as follows: an initial lease payment on December 19, 2011 of £66,257 ($102,386 applying exchange rates at December 31, 2011) and £22,086 ($34,129 applying exchange rates at December 31, 2011) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. We paid initial direct costs as follows: (i) on December 20, 2011 we paid £10,281 ($15,887 applying exchange rates at December 31, 2011) and (ii) on November 30, 2011 we paid £7,875 ($12,251 applying exchange rates at November 30, 2011) relating to the acquisition of this leased equipment.

Reusable Plastic Bulk Storage Bins

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

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity.

On February 16, 2012, we entered into a finance lease transaction for an 80% ownership interest in an anaerobic digestion plant located in the United Kingdom for £576,000 ($912,845 applying exchange rates at February 29, 2012) with a lease term of 48 months. Under the terms of the agreement we receive monthly payments as follows: (i) £15,740 ($24,945 applying exchange rates at February 29, 2012) through September 20, 2015 and (ii) there will be a rent holiday, where no payments are due through January 20, 2016. At the expiration of the lease term, the lessee has a purchase option as follows: (i) make a one-time payment of £64,074 ($101,544 applying exchange rates at February 29, 2012) or (ii) make 4 additional monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) and then a final payment of £3,046 ($4,827 applying exchange rates at February 29, 2012). Once the final payment is received title to the equipment passes to the lessee. We will also share in the semi-annual cash payments made under a United Kingdom government program for the production of alternative energy. When the anaerobic digestion plant produces sufficient electricity, it will be entitled to a payment under the United Kingdom government program for the production of alternative energy. On February 28, 2012, we paid initial direct costs of £28,800 ($45,642 applying exchange rates at February 29, 2012) relating to the acquisition of this leased equipment.

Hydro-electricity generating plant

On October 31, 2011, we entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electricity generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument was increased during November 2012, from its original £1,700,000 to £2,125,000, accrues interest at 12.0% per year and borrower’s parent company has guaranteed the full £2,125,000. Interest accrues on the Instrument until the project commencement date, as defined in the agreement, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and then £22 per £1,000 of original outstanding principal for the next three years.

During 2012, we made seven advances under the Instrument totaling £975,000 ($1,544,305 applying various exchange rates). During 2011we made three advances under this Instrument totaling £900,000 ($1,410,810 applying various exchange rates). At December 31, 2012, there was £250,000 available under this Instrument.

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

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period was originally for four months but could be extended if the lessee raised an additional £3,000,000 in equity. The lessee raised the required additional equity during September 2011. Accordingly, the initial rental period was extended until the earlier of either; (i) twelve months from date of the HP Agreement or (ii) the Plant Valuation date, as defined in the HP Agreement. The initial rental period ran through June 30, 2012 at which time the fixed rental period began.

During the initial rental period we received monthly rental income between £11,229 ($17,987 applying exchange rates at June 30, 2011) and £18,425 ($29,514 applying exchange rates at June 30, 2011). The fixed rental period is for a term of 60 months and we receive monthly payments of £41,021 ($65,573 applying exchange rates at June 30, 2011). At lease termination the lessee has an option to purchase the leased equipment at a fixed price. Our portion of the proceeds will be £253,821 ($396,341 applying exchange rates at June 30, 2011). We paid initial direct costs as follows: (i) on November 30, 2011 we paid £9,125 ($14,195 applying exchange rates at November 30, 2011) and (ii) on July 15, 2011 we paid £45,775 ($73,322 applying exchange rates at July 15, 2011) related to the acquisition of this leased equipment.

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

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K, if any, and any amendments to those reports are available free of charge on the SEC’s website at http://www.sec.gov or from our website at http://www.sqncapital.com.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, operating leases, residual value investments and project financings, and we generate revenues in geographic areas outside of the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 10 Geographic Information in our financial statements included in this Annual Report on Form 10-K.

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

General Investment Risks

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

We are what is typically referred to as a “blind pool” offering because we have not specifically identified our investments. We are developing our portfolio as we receive offering proceeds and are ready to invest our funds. Therefore, Investors will not be able to assess all of the potential risks associated with the investment in our Units as they do not have information about all of the transactions we will enter into, including:

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

We and our General Partner were formed in March 2010 and have no performance history upon which to evaluate your investment. Also, we cannot predict whether our intended operations will meet our stated investment objectives. SQN Alternative Investment Fund I, LLC and SQN Alternative Investment Fund II, LCC which are prior private equipment leasing and finance funds sponsored by our Investment Manager are in their liquidation periods and have only a limited performance history. Thus, our Investment Manager has only a limited history in managing funds similar to us for evaluation.

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

Our General Partner, our Investment Manager and their affiliates will all have management control over our operations and Limited Partners are not permitted to take part in managing, establishing or changing our investment objectives or policies. Our success will significantly depend upon:

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

Spreading the risks of leasing by diversifying our investments will be reduced because we raised less than the maximum offering proceeds.

We raised less than our maximum offering amount of $50.0 million, our portfolio will be less diversified than would otherwise be the case. We will be limited in the types and number of transactions we may enter into, a single transaction may have a greater impact on the overall performance of our portfolio.

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

The equipment leasing industry both in the United States of America and abroad, and across different equipment classes, is highly competitive. In particular:

•	it is often relatively easy for new entrants to enter the equipment leasing industry as a lessor,

•	leasing companies often act irrationally or unprofitably to gain market share, reducing the availability of attractive lease transactions to other lessors in the market, and

•	lease transactions are not always written in a manner which provides the lessor with an appropriate rate of return for the risk being assumed.

•	The equipment leasing and finance business is highly fragmented. We will be competing against:

•	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions,

•	captive finance and leasing companies affiliated with major equipment manufacturers, and

•	other sources of equipment lease financing, including other publicly-offered partnerships.

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

If we are, or become, subject to usury laws, it could result in reduced revenues or, possibly, loss on our investment.

Leases of equipment and other assets have sometimes been deemed to be loan transactions subject to state usury laws. These laws impose maximum interest rates that may be charged on loans as well as penalties for violation, including restitution of any excess interest received and declaring the debt to be unenforceable. We will seek to structure our leases of equipment and other assets so that they will not be deemed to be loans and violate state usury laws. However, uncertainties in the application of some laws may result in inadvertent violations which could result in reduced investment returns or, possibly, loss on our investment in the affected equipment and other assets.

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

We will enter into transactions with foreign lessees, where the equipment or other asset is permanently or temporarily located outside of the United States of America or where the contracts are governed by foreign laws. These transactions involve a number of risks, including the following:

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5; Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at April 5, 2013
General Partner	1
Limited Partners	375

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after our initial closing, which occurred on May 2, 2011 through our Operating Period, which we currently anticipate will end during June 2014. For the years ended December 31, 2012 and 2011, we paid distributions to our Limited Partners totaling $822,671 and $120,853, respectively. We have not paid any distributions to our General Partner.

We are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2012. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Units and consistent with NASD Rule 2340(c), the value of our Units are estimated to be the offering price of $1,000 per Unit. At December 31, 2012 we were still in our Offering Period and the value of our Units was estimated to be $1,000 per Unit.

Following the completion of our Offering Period, the estimated value of our Units will be based on fair value assumptions of our various equipment investments using cash flow modeling techniques. To estimate the cash flow for each investment, we calculate the sum of: (i) the unpaid balance of minimum rents for our finance lease, (ii) amounts that will reasonably be expected to be collectible from our notes receivable, (iii) future rental income payments from non-cancellable lease agreements for equipment subject to operating leases and (iv) the residual value of our equipment leases, all discounted to arrive at the net present value for each such transaction and (v) our cash on hand. From this amount, we then subtract our total liabilities outstanding and then divide that difference by the total number of Units outstanding for the period.

The foregoing valuation is an estimate only. The methodology incorporated by our Investment Manager in estimating our per Unit value is subject to various limitations and is based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Unit valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for ERISA and FINRA purposes described above and was based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Units or our assets. Our Investment Manager did not obtain independent third-party appraisals for any of our assets. In addition, as stated above, as there is no significant public trading market for our Units at this time and none is expected to develop, there can be no assurance that Limited Partners could receive $1,000 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. Furthermore, there can be no assurance:

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

The redemption price we offer to repurchase our Units utilizes a different valuation methodology than that which we use to determine the current value of our Units for ERISA and FINRA purposes described above. Therefore, the $1,000 per Unit does not reflect the amount that a Limited Partner should expect to receive under our redemption plan. In addition, there can be no assurance that a Limited Partner will be able to redeem their Units under our redemption plan. A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by any of our Limited Partners.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,		Period From March 10, 2010 ( Commencement of Operations) Through December 31, 2010
	2012	2011
Total revenue (a)	$1,261,031	$194,830	$—

Net income (loss) (b) (c)	$209,782	$(674,105)	$(118)

Net income (loss) allocable to Limited Partners	$207,684	$(667,364)	$(117)

Weighted average number of limited partnership interests outstanding	15,644.81	4,955.70	1.00

Net income (loss) per weighted average number of limited partnership interests outstanding	$13.27	$(134.67)	$(117.00)

Distributions paid to Limited Partners (d)	$822,671	$120,853	$—

Distributions per weighted average number of limited partnership interests outstanding	$52.58	$24.39	$—

	December 31,
	2012	2011	2010
Total assets (a)	$19,857,023	$9,249,817	$232

Partners’ Equity (d)	$19,501,015	$6,523,185	$232

(a)	Increase in total revenue and total assets were primarily due to our acquisition of various investments during both 2012 and 2011. Refer to Part II Item 8. Financial Statements and Supplementary Data Note 4, Investments in Finance Leases, Note 5, Investments in Equipment Subject to Operating Leases, Note 6, Residual Value Investments in Equipment on Lease and Note 7, Equipment Notes Receivable for a more detailed discussion of our leasing and financing activities during 2012 and 2011.
(b)	The change in net income for 2012 versus a net loss in 2011 was principally due to the following factors: (i) during 2012 we entered into additional transactions which generated revenue and (ii) the change in foreign exchange rates between the United States of America dollar and the British Pound Sterling. During 2012 we earned additional revenue of $1,066,201 from 2011. During 2012 the foreign exchange rate between the United States of America dollar and the British Pound Sterling increased 4.5% which resulted in a foreign currency transaction gain for 2012 of $312,351 while we incurred a foreign currency transaction loss in 2011 of $125,095.
(c)	Increase in net loss for 2011 was primarily due to management fees paid to our Investment Manager, fees paid to professionals substantially relating to work on our public filing requirements, depreciation and amortization and foreign currency translation loss from our investments in a public address system and bottle recycling and extrusion production line.
(d)	Increase in distributions paid to Limited Partners and Partners’ Equity was due solely to the equity raised during 2012 and 2011.

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

We divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period, which terminated on March 15, 2013, was the time-frame in which we raised capital contributions from Limited Partners through the sale of our Units. The Operating Period commenced on June 29, 2011 which was the initial closing date of our first equipment lease transaction and will last for three years unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions. Our Offering Period and Operating Period overlapped. The Liquidation Period is the period in which we will sell our assets in the ordinary course of business and will last four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

We were declared effective by the SEC on March 17, 2011, which is the date our Offering Period began and it terminated on March 15, 2013. During our Offering Period we admitted a total of 375 investors as Limited Partners, including a $100,000 investment on March 15, 2013 by our Investment Manager, received total capital contributions of $27,861,100 and issued a total of 27,861.10 Units. During our Offering Period we paid organizational and offering expenses totaling $999,118 and distribution expense to SQN Securities, LLC totaling $555,222. Due to our not achieving certain equity raising milestones during the Offering Period our General Partner and/or our Investment Manager are required to reimburse to us organizational and offering expenses of $441,896. At March 15, 2013, organizational and offering expenses are limited to $557,222 or 2% of total equity raised.

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

Current Business Environment and Outlook

The domestic and foreign business environments have many challenges facing them in 2013 that they had in 2012. For the leasing industry some of the challenges facing us in 2013 are; (i) interest rates remain at or near historic lows with no little or no indication of moving up during 2013, (ii) unemployment remains high around the world, (iii) the 2008-09 United States of America recession was deeper than previously believed and continues to apply downward economic pressures, (iv) the ongoing debt crisis in Europe coupled with austerity programs instituted by numerous foreign governments are creating political unrest and (v) the continued political fighting in the United States of America over the fiscal cliff, debt ceiling debates and budget issues such as increasing revenues and spending reductions. We believe that these factors, among others, may restrain economic growth prospects in 2013.

With interest rates remaining at or near historic lows it creates favorable conditions for potential lessees to finance equipment from more traditional sources rather than leasing equipment. With unemployment remaining at high levels many companies have excess capacity and until they can utilize that excess capacity may not invest in additional equipment. This may have a dampening effect on leasing transactions in the industrial equipment sector. The political uncertainty both domestically and internationally has weighted heavily on business confidence and they may take a wait and see approach until there is some tangible results to the worldwide political issues.

We believe that overall 2013 will be a challenging year and that the first half of 2013 will follow the lead from the second half of 2012 and improve at a very slow pace. We anticipate that the second half of 2013 will show improving conditions due to the reduction in political uncertainty, at least in the United States of America. We believe, in our market space, we will be able to provide equipment leasing and financing opportunities to company’s looking to expand their operations in anticipation of the economic recovery we anticipate is currently in its early stages.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2013 Equipment Leasing and Financing U.S. Economic Outlook” the expectation for 2013 is slow growth but better than in 2012 and unemployment should come down to between 6% and 7% by the end of 2013, thereby unleashing pent up business activity. The business sectors where growth is anticipated to remain average or better are in the transportation equipment sector, the industrial equipment sector and the construction equipment sector. The business sectors in which growth is expected to remain below average or slow are the agricultural equipment sector, computer and software sector, industrial equipment sector and medical equipment sector.

Significant Transactions

Refer to Part I Item 1. Business, for a detailed discussion of our significant transactions during 2012 and 2011.

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

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease, or when there are significant changes to the lease terms. We capitalize initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense. For a finance lease, initial direct costs are capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected. Accounts receivable are stated at their estimated net realizable value. Rental income received in advance is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

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

Results of Operations for the Year Ended December 31, 2012 (“2012”) versus the Year Ended December 31, 2011 (“2011”)

At December 31, 2012, we were in both our Offering Period and our Operating Period. Our Offering Period terminated on March 15, 2013, after which time we no longer accept Limited Partner capital contributions. During the Offering Period the majority of our cash in-flows were from Limited Partners purchasing our Units. After the termination of our Offering Period the majority of our cash in-flows are expected to come from rental payments, interest payments and sales proceeds from our various equipment investments.

During our Operating Period, we will continue to make investments in leased equipment and financing transactions with the cash generated from our initial investments, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. We anticipate the majority of our cash in-flows will come from operating activities while the majority of our cash out-flows will come investing activities. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and financing transactions and project financings. We anticipate incurring gains and losses on our investments during our Operating Period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses, such as depreciation and amortization expense and professional fees related to our SEC compliance work.

Revenue for 2012 and 2011 is summarized as follows:

	Years Ended December 31,
	2012	2011
Revenue:
Rental income	$362,593	$135,361
Finance income	615,855	38,995
Interest income	282,583	20,474

Total Revenue	$1,261,031	$194,830

For the 2012 we earned total revenue of $1,261,031, which increased $1,066,201 from 2011. The reason for this increase in total revenue was solely due to our having acquired additional leased equipment and entered into financing transactions, all earning revenue during the 2012 that we did not have in the 2011. We had a total of nine lessees in 2012 from which we earned revenue versus two lessees from which we earned revenue during 2011.

During 2012, we increased our rental income by $227,232. This increase was due the following: (i) during March 2012 we entered into a lease for 10,000 reusable plastic bulk storage bins and earned $184,924 in rental income and (ii) during 2012 we earned $177,669 of rental income from the lessee of a bottling recycling and extrusion production line versus $135,361 during 2011, an increase of $42,308. The lease for the bottling recycling and extrusion production line included both an initial rental period, where we earned rental income, and a fixed rental period, where we earn finance income. The initial rental period ended June 30, 2012 and we will no longer earn rental income but we will earn finance income going forward.

During 2012 we increased our finance income by $576,860 from 2011. This increase is solely due to the increase in finance lease transactions we entered into during 2012. At the start of 2012 we had two finance leases while at the end of 2012 we had eight finance leases.

The increase in interest income was principally due to our equipment notes receivable which we entered into during November 2011. We earned $256,170 of our interest income from our equipment notes receivable in 2012, which is with a single entity located in the United Kingdom.

Expenses for 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011
Expenses:
Management fees—Investment Manager	$720,000	$480,000
Depreciation and amortization	395,588	94,596
Professional fees	176,975	116,604
Fund administration expense	52,328	34,006
Other expenses	14,752	18,634
Acquisition costs	3,957	—
Foreign currency transaction (gain) loss	(312,351)	125,095

Total Expenses	$1,051,249	$868,935

For 2012 we incurred total expenses, excluding foreign currency transaction (gain) loss, of $1,363,600 versus $743,840 for 2011, an increase of $619,760. The increase was primarily due to increases in depreciation and amortization, management fees—Investment Manager and professional fees.

During 2012 depreciation and amortization increased by $300,992. The increase in depreciation was principally due to our acquisition on March 29, 2012 of 10,000 reusable plastic bulk storage bins. We incurred $111,807 in depreciation on this leased equipment. The increase in amortization of initial direct costs was predominately the result our increase in finance lease acquisitions during 2012 and increased $187,185 from 2011. Since amortization expense is calculated using the effective interest rate method amortization will be greater in the early years of our leased equipment and decrease over time.

Our management fee—Investment Manager increased $240,000 during 2012 from 2011 and was solely due to our incurring an entire year of expense during 2012 versus eight months during 2011. In future reporting periods our management fee—Investment Manager will be reduced, if, due to the fact that we did not reach certain equity raising milestones during the Offering Period. Accordingly, the management fee will be reduced to such an amount over our entire life that the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee will be reduced from $60,000 per month to $47,226 per month through December 2016. Our reduced management fee calculation was based upon our expectation that we will conclude our business operations during June 2017. Our Investment Manager will continue to monitor our operations, which may change the monthly management fee amount.

The significant portion of our professional fees, $151,301, was related to compliance work regarding the rules and regulations of the SEC. This represented an increase of $52,849 from 2011. We expect these costs will continue to increase as we admit additional Limited Partners and enter into more equipment transactions and project financings. We also incurred legal fees associated with protecting our rights during the Administration proceedings of the original lessee of the public address system for the stadium in Scotland. During 2012 we incurred legal fees associated with this matter totaling $9,050 versus $6,624 during 2011, an increase of $2,426. This matter was settled during 2012 and we do not anticipate additional costs associated with this matter.

For 2012 we recorded a foreign currency transaction gain of $312,351, which was comprised of the following: $322,185 related directly to our equipment leasing transactions and project financings in the United Kingdom and Scotland and a foreign currency transaction loss of $(9,834) related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound Sterling and the United States of America dollar increased 4.5% during 2012. We do not currently, and we have no plans in the future to hedge our British Pound Sterling activity. We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from year to year.

Net income

For the reasons discussed above for 2012 we recorded net income of $209,782, net income allocable to our Limited Partners of $207,684 and net income attributable to our Limited Partners per weighted average number of Units outstanding of $13.27.

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

Expenses for 2011 and 2010 are summarized as follows:

		Period From March 10,
		2010 (Commencement of
	Year Ended December	Operations) Through
	31, 2011	December 31, 2010
Expenses:
Management fees—Investment Manager	$480,000	$—
Professional fees	116,604	—
Depreciation and amortization	94,596	—
Fund administration expense	34,006	—
Other expenses	18,634	118
Foreign currency transaction loss	125,095	—

Total Expenses	$868,935	$118

During 2011 we incurred total expenses of $868,935. Our largest expense was $480,000 for management fee expense paid to our Investment Manager. We incurred a foreign currency transaction loss of $125,095: $82,384 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and $42,711 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The significant portion of our professional fees, $95,202, was related to compliance work regarding the rules and regulations of the SEC and $13,000 was for income tax compliance matters. Depreciation and amortization totaled $94,596 for 2011. Depreciation expense totaled $70,000 and related solely to the bottling recycling and extrusion production facility.

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

2012 Assets:

Investments in finance leases, net—totaled $6,840,590 at December 31, 2012 and represented the price we paid for our finance leases less; (i) minimum rents received from the lessee’s, (ii) finance income earned and (iii) foreign currency transaction gains or losses on our leased equipment denominated in British Pound Sterling. Additional information may be obtained in Part I Item 1. Business, for a discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Date, Note 4 Investments in Finance Leases.

Investments in equipment subject to operating leases, net—totaled $1,080,834 at December 31, 2012 and represented the price we paid for our operating lease during 2012 including; (i) monies paid for initial direct costs and (ii) less depreciation expense incurred. Additional information may be obtained in Part I Item 1. Business, for a discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Date, Note 5 Investments in Equipment Subject to Operating Leases.

Residual value investments in equipment on lease—totaled $2,001,875 at December 31, 2012 and represented the price we paid for our residual value investments plus initial direct costs paid to acquire the equipment during 2012 Additional information may be obtained in Part I Item 1. Business, for a discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, Note 6 Residual Value Investments in Equipment on Lease.

Equipment notes receivable, including accrued interest—totaled $3,306,391 at December 31, 2012 and consisted of a Senior Loan Note Instrument denominated in British Pound Sterling translated into United States of America dollars at December 31, 2012 and accrued interest on the outstanding principal. Additional information may be obtained in Part I, Item 1. Business, under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, Note 7 Equipment Notes Receivable.

2012 Liabilities:

Security deposits payable—totaled $297,176 at December 31, 2012 and represented monies required to be repaid to the lessee at lease termination. Upon expiration of the lease term the amount will be repaid to the lessee as long as all rental payments have been made. Additional information may be obtained in Part I, Item 1. Business, under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Date, Note 5 Investments in Equipment Subject to Operating Leases.

2011 Assets:

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

Investments in finance leases, net—totaled $4,310,875 and represented the price we paid for our finance leases during 2011 less; (i) minimum rents received from the lessee’s, (ii) finance income earned and (iii) the foreign currency transaction loss on our leased equipment denominated in British Pound Sterling. Additional information may be obtained in Part I Item 1. Business, for a discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, from our Statement of Cash Flows.

Equipment notes receivable, including accrued interest—totaled $1,407,231 and consisted of a Senior Loan Note Instrument denominated in British Pound Sterling translated into United States of America dollars at December 31, 2011 and accrued interest on the outstanding principal. Additional information may be obtained in Part I, Item 1. Business, under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, from our Statement of Cash Flows.

2011 Liabilities:

Limited Partners contributions received in advance—totaled $2,634,000 and was comprised of monies received from Investors who had not been admitted by us as Limited Partners by December 31, 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

	Years Ended December 31,
	2012	2011
Cash provided by (used in):
Operating activities	$1,513,610	$(276,990)

Investing activities	$(8,418,675)	$(6,279,790)

Financing activities	$12,767,048	$7,198,058

Sources of Liquidity

At December 31, 2012, we were in both our Offering Period and our Operating Period. Our Offering Period terminated on March 15, 2013. The Offering Period was the time-frame in which we raised capital contributions from Limited Partners through the sale of our Units. As such, a substantial portion of our cash in-flows were from financing activities in the form of capital contributions. After the termination of our Offering Period we anticipate financing activities will primarily incur cash out-flows in the form of semi-annual distributions paid to our Limited Partners. The Operating Period is the time-frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be for investing activities and the majority of our cash in-flows will be from operations in the form of rental payments and interest payments generated from our various investments. We believe that the cash in-flows generated from our operating activities will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control. See “Item 1A. Risk Factors.”

Operating Activities

During 2012, we generated cash in-flows from operating activities of $1,513,610. This was chiefly due to cash collections from rental payments from both our finance leases and our operating leases. We received cash of $2,083,704 from our finance leases and cash of $362,593 from our operating lease during 2012. We collected between $117,512 and $421,615 from our various lessees. The majority of our leases are payable in British Pound Sterling, therefore future cash in-flows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash in-flows were offset by various non-cash deductions which totaled $1,194,476 and consisted of finance income, accrued interest income and unrealized foreign currency transaction gains. These non-cash deductions were offset by a non-cash increase of $395,588 which represented depreciation and amortization. We anticipate that as we enter into additional equipment leasing transactions we will continue to generate net cash in-flows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains losses from year to year.

During 2011 we incurred cash out-flows from operating activities of $276,990. This was primarily due to our starting up operations during 2011 and was principally due to our net loss in 2011 of $674,105. Offsetting our net loss was $289,983 of cash collections from our finance leases and $91,632 relating to an increase in our accounts payable and accrued liabilities. During 2011 we received $187,596 in cash from our public address system lease and $102,387 in cash at the closing for the entertainment and leisure equipment.

Investing Activities

Cash used in investing activities was $8,418,675 during 2012. The cash out-flows were solely related to our purchase of finance leases of $3,845,798, initial direct costs related to the acquisition of these leases of $185,431, purchase of equipment subject to operating leases of $852,824, purchase of residual value investments in equipment on lease of $1,990,317 and our additional funding under a Senior Loan Note Instrument for $1,544,305. We expect to continue to incur cash out-flows from investing activities through the Operating Period as we continue to acquire leased equipment. We anticipate generating cash in-flows during the Liquidation Period as we sell our various equipment leases. Additional information may be obtained in Part I Item 1. Business under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, Note 4. Investments in Finance Leases, Note 5. Investments in Equipment Subject to Operating Leases, Note 6 Residual Value Investments in Equipment on Lease and Note 7, Equipment Notes Receivable.

Cash used in investing activities was $6,279,790 in 2011. This cash out-flow was solely related to our purchase of finance leases of $4,694,194, initial direct costs related to the acquisition of these leases of $174,786 and our funding under a Senior Loan Note Instrument for $1,410,810. Additional information may be obtained in Part I Item 1. Business under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, Note 4. Investments in Finance Leases and Note 7. Equipment Notes Receivable.

Financing Activities

During 2012 we generated cash in-flows from financing activities of $12,767,048. This was exclusively due to being in our Offering Period and receiving capital contributions from our Limited Partners totaling $13,904,200. This cash in-flow was offset by cash out-flows for distributions paid to our Limited Partners of $822,671, distribution expense paid to SQN Securities, LLC of $279,084 and organizational and offering expenses totaling $35,397. Our Offering Period ended on March 15, 2013 and we will no longer generate cash in-flows from capital contributions from our Limited Partners, nor will we incur cash out-flows for distribution expense payable to SQN Securities, LLC and organizational and offering expenses. After the Offering Period ends we expect to incur cash out-flows from financing activities from distributions payable to our Limited Partners. We plan to make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution.

Due to the our not achieving certain equity raising milestones during our Offering Period our General Partner and/or our Investment Manager are required to reimburse us organizational and offering expenses totaling $441,896. The Investment Manager has agreed to reimburse all amounts due and has entered into a note with us for the entire balance due. The note accrues interest at 10%, has monthly payments of principal and interest of $11,767 through December 2016. The interest rate was determined based upon our most recent transaction with an unrelated third party which was completed on February 28, 2013. Under the terms of the Offering Agreement our Investment Manager was not required to reimburse us with interest but believes providing a return to the Limited Partners is necessary given the fact that we did not achieve our equity targets. We will receive as payment on the note approximately $141,000 annually, including principal and interest, through December 2016.

Cash provided by financing was $7,198,058 in 2011. During 2011 we raised $8,450,900 in capital contributions. Offsetting this was organizational and offering expenses paid of $963,721, distribution expenses paid of $168,018 and distributions paid to our Limited Partners of $120,853.

Financings and Borrowings

None.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after the Partnership’s initial closing which occurred on May 2, 2011. We expect to make distributions to our Limited Partner’s through the Operating Period. During 2012 and 2011, we paid distributions to our Limited Partners totaling $822,671 and $120,853, respectively. We did not pay any distributions to our General Partner during 2012 and 2011.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

At December 31, 2012, we have a commitment to fund the remaining portion of the Senior Loan Note Instrument which totaled £250,000 ($403,825 applying exchange rates at December 31, 2012). During February 2013, we funded an additional £100,000.

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

Off-Balance Sheet Transactions

None.

Subsequent Events

Convertible Promissory Note Receivable

On February 28, 2013 we entered into a Convertible Promissory Note (“Promissory Note”) in the principal amount of $1,500,000. The Promissory Note bears interest at 10% and is payable quarterly beginning June 30, 2013. The entire principal balance is due and payable on March 31, 2018. The Promissory Note may be prepaid until March 31, 2016 at 120% of the outstanding principal balance plus accrued and unpaid interest. This Promissory Note is collateralized by an investment portfolio consisting of equipment leases, direct hard assets and infrastructure investments.

Environmental Vendor Program

During February 2013, our Investment Manager entered into a transaction under the Vendor Program to finance the installation of a LED lighting system for a community center located in the United Kingdom for £20,941 ($31,677 applying exchange rates at February 28, 2013) with a lease term of 36 months which commences upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement we will receive quarterly lease payments, in advance, of £2,055 ($3,109 applying exchange rates at February 28, 2012). After the lease term expires title to the equipment will pass to the lessee.

Hydro-electricity generating plant

During February 2013, we advanced an additional £100,000 under the Instrument which provided further financing for a hydro-electricity generating plant located on the Romney Weir in Windsor, England. At February 28, 2013, the borrower had £150,000 of additional funding available under this Instrument.

Limited Partner Capital Contributions

During 2013, we admitted an additional 50 Limited Partners, including a $100,000 investment from our Investment Manager, with capital contributions totaling $5,506.000. During 2013, we incurred and paid to Securities $108,120 in distribution expenses related to the capital contributions raised during this time period.

Due to the our not achieving certain equity raising milestones during our Offering Period our General Partner and/or our Investment Manager are required to reimburse to us organizational and offering expenses totaling $441,896. The Investment Manager has agreed to reimburse all amounts due and has entered into a note with us for the entire balance due. The note accrues interest at 10%, has monthly payments of principal and interest of $11,767 through December 2016. The interest rate was determined based upon our most recent transaction with an unrelated third party which was completed on February 28, 2013. Under the terms of the Offering Agreement our Investment Manager was not required to reimburse us with interest but believes providing a return to the Limited Partners is necessary given the fact that we did not achieve our equity targets.

Due to our not reaching certain equity milestones during our Offering Period our management fee payable to our Investment Manager will be reduced to such an amount over our entire life that the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee will be reduced from $60,000 per month to $47,226 per month through December 2016. Our reduced management fee calculation was based upon our expectation that we will conclude our business operations during June 2017. Our Investment Manager will continue to monitor our operations, which may change the monthly management fee amount.

Foreign Currency Transaction Loss

During 2013, we experienced foreign currency transaction losses in a range of approximately $300,000 to $500,000. From December 31, 2012 through March 29, 2013 the foreign currency exchange rate between the United States Dollar and the British Pound Sterling has lost 6.2%.

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

At times we may have large cash positions in a bank located in the United Kingdom and a substantial portion of our transactions are currently denominated in British Pound Sterling, exposing us to both currency risk, in the form of foreign currency exposure and market risk, in that the majority of our leased assets and financings are located within the United Kingdom. We currently do not anticipate entering into agreements to hedge our foreign currency risk so we may experience large fluctuations in our operating results due to the currency changes in the British Pound Sterling from year to year. We do not expect any undue exposure to market risk as our various lease transactions are in diversified industry segments and we believe a downturn in any one industry segment will not have a negative impact on other industry segments.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners

SQN Alternative Investment Fund III L.P.

We have audited the accompanying balance sheets of SQN Alternative Investment Fund III L.P. (the “Partnership”) as of December 31, 2012 and 2011, and the related statements of operations, partners’ equity and cash flows for the years ended December 31, 2012 and 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SQN Alternative Investment Fund III L.P. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

New York, New York

April 5, 2013

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Balance Sheets

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$6,503,493	$641,510
Escrow deposits Limited Partner capital contributions	—	2,636,731
Accounts receivable	—	28,497
Investment in finance leases, net	6,840,590	4,310,875
Initial direct costs, net of accumulated amortization of $236,377 and $24,596	123,840	150,190
Investments in equipment subject to operating leases, net	1,080,834	—
Residual value investment in equipment on lease	2,001,875	—
Equipment notes receivable, including accrued interest of $277,703 and $16,461	3,306,391	1,407,231
Other assets	—	74,783

Total Assets	$19,857,023	$9,249,817

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued expenses	$38,285	$91,632
Rental income received in advance	20,547	—
Due to SQN Securities, LLC	—	1,000
Security deposits payable	297,176	—
Limited Partners capital contributions received in advance	—	2,634,000

Total Liabilities	356,008	2,726,632

Commitments and contingencies
Partners’ Equity (Deficit):
Limited Partners	19,505,559	6,529,827
General Partner	(4,544)	(6,642)

Total Partners’ Equity	19,501,015	6,523,185

Total Liabilities and Partners’ Equity	$19,857,023	$9,249,817

See accompanying notes to financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Statements of Operations

	Years Ended December 31,
	2012	2011
Revenue:
Rental income	$362,593	$135,361
Finance income	615,855	38,995
Interest income	282,583	20,474

Total Revenue	1,261,031	194,830

Expenses:
Management fees—Investment Manager	720,000	480,000
Depreciation and amortization	395,588	94,596
Professional fees	176,975	116,604
Fund administration expense	52,328	34,006
Other expenses	14,752	18,634
Acquisition costs	3,957	—
Foreign currency transaction (gain) loss	(312,351)	125,095

Total Expenses	1,051,249	868,935

Net income (loss)	$209,782	$(674,105)

Net income (loss) allocable to:
Limited Partners	$207,684	$(667,364)
General Partner	2,098	(6,741)

Net income (loss)	$209,782	$(674,105)

Weighted average number of limited partnership interests outstanding	15,644.81	4,955.70

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$13.27	$(134.67)

See accompanying notes to financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Statements of Changes in Partners’ Equity

Years Ended December 31, 2011 and 2012

	Limited Partnership Interests	Total	General Partner	Limited Partners	Subscription Receivable— Initial Limited Partner
Balance, January 1, 2011	1.00	$232	$99	$883	$(750)
Limited Partners capital contributions	8,450.90	8,450,900	—	8,450,900	—
Redemption of Initial Limited Partner capital contribution	(1.00)	(250)	—	(1,000)	750
Organizational and offering expenses	—	(963,721)	—	(963,721)	—
Distribution expenses	—	(169,018)	—	(169,018)	—
Distributions paid to Limited Partners	—	(120,853)	—	(120,853)	—
Net loss	—	(674,105)	(6,741)	(667,364)	—

Balance, December 31, 2011	8,450.90	6,523,185	(6,642)	6,529,827	—
Limited Partners capital contributions	13,904.20	13,904,200	—	13,904,200	—
Organizational and offering expenses	—	(35,397)	—	(35,397)	—
Distribution expenses	—	(278,084)	—	(278,084)
Distributions paid to Limited Partners	—	(822,671)	—	(822,671)	—
Net income	—	209,782	2,098	207,684	—

Balance, December 31, 2012	22,355.10	$19,501,015	$(4,544)	$19,505,559	$—

See accompanying notes to financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$209,782	$(674,105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Finance income	(615,855)	(38,995)
Accrued interest income	(256,170)	(19,205)
Depreciation and amortization	395,588	94,596
Foreign currency transaction (gain) loss	(322,451)	82,384
Change in operating assets and liabilities:
Accounts receivable	28,497	(28,497)
Minimum rental payments received	2,083,704	289,983
Other assets	23,315	(74,783)
Accounts payable and accrued expenses	(53,347)	91,632
Rental income received in advance	20,547	—

Net cash provided by (used in) operating activities	1,513,610	(276,990)

Cash flows from investing activities:
Purchase of finance leases	(3,845,798)	(4,694,194)
Purchase of equipment subject to operating lease	(852,824)	—
Purchase of residual value investment in equipment on lease	(1,990,317)	—
Increase in equipment notes receivable	(1,544,305)	(1,410,810)
Cash paid for initial direct costs	(185,431)	(174,786)

Net cash used in investing activities	(8,418,675)	(6,279,790)

Cash flows from financing activities:
Proceeds from Limited Partners’ capital contributions	13,904,200	8,450,900
Cash paid for redemption of initial Limited Partner capital contribution	—	(250)
Cash paid for organizational and offering expenses	(35,397)	(963,721)
Cash paid for distribution expenses	(279,084)	(168,018)
Cash paid for distributions to Limited Partners	(822,671)	(120,853)
Change in escrow deposits	2,634,000	(2,634,000)
Limited Partners capital contributions received in advance	(2,634,000)	2,634,000

Net cash provided by financing activities	12,767,048	7,198,058

Net increase in cash and cash equivalents	5,861,983	641,278
Cash and cash equivalents, beginning of year	641,510	232

Cash and cash equivalents, end of year	$6,503,493	$641,510

Supplemental disclosure of non-cash investing activities:
Reclassification of initial direct costs from other assets to equipment subject to operating leases	$42,641	$—

Reclassification of initial direct costs from other assets to residual value investment in equipment on lease	$11,558	$—

See accompanying notes to financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

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

The General Partner of the Partnership is SQN AIF III GP, LLC (the “General Partner”), a wholly-owned subsidiary of SQN Capital Management, LLC (the “Investment Manager”) which is the Partnership’s Investment Manager. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The General Partner or its affiliates purchased 100 limited partnership interests for $100,000 on March 15, 2013.

On June 28, 2011, the officers of Summit Asset Management Limited (“SAM”) which prior to that date had equal ownership in the Investment Manager with SQN Capital Corporation (the parent company of the Investment Manager), resigned from both the General Partner and the Investment Manager. At that time, SAM redeemed its ownership interest in the Investment Manager.

Beginning on June 29, 2011, SAM has primarily provided the Partnership with origination services. They have assisted the Partnership with substantially all the transactions completed during 2012 and all of the transactions completed during 2011. The Partnership anticipates SAM will continue to provide these services going forward into the foreseeable future.

On July 1, 2011, SQN Capital Corporation assigned its 100% interest in the Partnership’s Investment Manager to SQN Capital Partners, LLC which it believes to be a more tax efficient structure. There has been no change of control as a result of this as the principals and majority interest holders in both entities are the same.

The Partnership makes, at the sole discretion of the Investment Manager, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after the Partnership’s initial closing which occurred on May 2, 2011. The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to the Limited Partners and 20% to the General Partner.

The Partnership divides its life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Partnership’s Offering Period terminated on March 15, 2013. During the Offering Period the Partnership raised $27,861,100 in capital contributions from 375 Limited Partners.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

The Partnership issued 27,861.10 units in limited partnership interests (“Units”) at $1,000 per Unit. During the Operating Period the Partnership invests most of the net offering proceeds in items of equipment that are subject to leases, equipment financing transactions, and residual ownership rights in leased equipment. The Operating Period began when the Partnership started investing the offering proceeds, which occurred on June 29, 2011, and will last for three years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions. After the net offering proceeds are invested, additional investments will be made with the cash proceeds generated from the Partnership’s initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner is called “reinvestment.” After the termination of the Operating Period, the Partnership will sell its assets in the ordinary course of business, a time frame called the Liquidation Period. The Liquidation Period is expected to last four years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions.

The Partnership used the services of SQN Securities, LLC (“Securities”), a Delaware limited liability company, as the sole selling agent for the Partnership’s Units. Securities is a majority-owned subsidiary of the Partnership’s Investment Manager, is a broker-dealer registered with the Security and Exchange Commission (the “SEC”) and is a member of both the Financial Industry Regulatory Authority and the Security Investor Protection Corporation.

The Partnership was declared effective by the Securities and Exchange Commission on March 17, 2011, which is the date the Offering Period, began. The Offering Period terminated on March 15, 2013. During the Offering Period the Partnership admitted a total of 375 Limited Partners, raised $27,861,100 in capital contributions and paid organizational and offering expenses totaling $999,118. During the Offering Period the Partnership paid $555,222 in distribution expenses to Securities.

Due to the Partnership not achieving certain equity raising milestones during the Offering Period the Partnership’s General Partner and/or its Investment Manager are required to reimburse to the Partnership organizational and offering expenses and the management fee paid to the Investment Manager will be reduced to such an amount over the Partnership’s entire life that the total average management fee will not be greater than 2% per year of the aggregate offering proceeds.

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

The Partnership’s cash and cash equivalents are held principally at one financial institution in the United States of America and at times the balances may exceed federally insured limits. The Partnership has placed these funds in a high quality financial institution in order to minimize risk relating to exceeding insured limits. At December 31, 2012 and 2011, the Partnership had £131,801 ($212,898 applying exchange rates at December 31, 2012) and £1,342 ($2,074 applying exchange rates at December 31, 2011), respectively, of cash and cash equivalents held in one bank in the United Kingdom.

Finance lease receivables and allowance for doubtful accounts—In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2012 and 2011, an allowance for doubtful accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded on the books are deemed collectible.

Credit risk—In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnerships’ counterparty to an agreement will at some point either have an inability or unwillingness to make contractually required payments. Concentrations of credit risk with respect to lessees are dispersed across different industry segments throughout the United Kingdom and the United States of America. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the industry segments in which they operate.

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

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

Revenue recognition—The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of the lease or when there are significant changes to the lease terms.

The Partnership leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

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

For operating leases, rental income is recognized on a straight line basis over the lease term. Billed and uncollected operating lease receivables are included in accounts receivable. Accounts receivable is stated at its estimated net realizable value. Rental income received in advance is the difference between the timing of the cash payments and the income recognized on a straight line basis.

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

Initial direct costs—The Partnership capitalizes initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. These costs are amortized on a lease by lease basis based on actual contract term of each lease using the effective interest rate method for finance leases and the straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense.

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

Uncertain tax positions—The Partnership has adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Position”). Uncertain Tax Position prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under Uncertain Tax Position, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax position for the years ended December 31, 2012 and 2011 and the period ended December 31, 2010, and does not expect any material adjustments to be made. The tax years 2012, 2011 and 2010 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data—Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the year.

Foreign currency transactions—The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments in international locations. Accordingly, certain assets and liabilities are translated at either the current monthly exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s results of operations.

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

Reclassifications—To maintain comparability among the years presented, the Partnership has reclassified the presentation of certain prior period amounts. Within the Statements of Changes in Partners Equity for the year ended December 31, 2011, the Partnership expanded offering and distribution expenses into organizational and offering expenses and distribution expenses. The reclassification had no impact on Limited Partner total equity in the period presented. Within the Statements of Cash Flows for the year ended December 31, 2011, the Partnership expanded cash paid for offering and distribution expense into cash paid for organizational and offering expenses and cash paid for distribution expenses. The reclassification had no impact on either net cash provided by financing activities, net increase in cash and cash equivalents and cash and cash equivalents, end of year, in the period presented.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 resolves a diversity in practice related to financial reporting involving a parent entity’s accounting for the cumulative translation adjustment of foreign currency into net income upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 clarifies that the sale of an investment in a foreign entity includes, (i) events that result in the loss of a controlling financial interest in a foreign entity and (ii) events that result in an acquirer’s obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date, otherwise known as a step acquisition. Upon the occurrence of these events, the cumulative translation adjustment should be released into net income ASU 2013-05 is effective for fiscal years and interim periods beginning

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

after December 15, 2014. The Partnership does not expect the adoption of ASU 2013-05 to impact its financial position or its results of operations.

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

The General Partner is responsible for the day-to-day operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $999,118, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. Total organizational and offering expenses may not exceed 2% of all offering proceeds. At the end of the Offering Period, if total offering proceeds are less than the maximum offering of $50,000,000, the General Partner will be required to refund a portion of the organizational and offering expenses previously paid. The Offering Period ended on March 15, 2013 with the Partnership receiving $27,861,100 in total capital contributions. Due to the Partnership not achieving certain equity raising milestones during the Offering Period the Partnership’s General Partner and/or its Investment Manager are required to reimburse to the Partnership organizational and offering expenses of $441,896. At March 15, 2013, organizational and offering expenses are limited to $557,222 or 2% of total equity raised. At March 15, 2013, the Partnership recorded a note receivable from the Investment Manager in the principal amount of $441,896, bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The initial payment will be paid during April 2013. The interest rate was determined based upon the Partnership’s most recent transaction with an unrelated third party which was completed on February 28, 2013. Under the terms of the Offering Agreement the Partnership’s Investment Manager was not required to reimburse the Partnership with interest but believes providing a return to the Limited Partners is necessary given the fact that the Partnership did not achieve its equity targets.

The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

The Partnership pays the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, the Partnership raises total offering proceeds of less than $36,000,000, the management fee will be reduced to such an amount over the entire life of the Partnership that the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. The Partnership did not reach this equity

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

threshold.Accordingly, the management fee will be reduced to such an amount over the Partnership’s entire life that the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee will be reduced from $60,000 per month to $47,226 per month through December 2016. The reduced management fee calculation was based upon the Investment Managers expectation that the Partnership will conclude its business operations during June 2017. The Investment Manager will continue to monitor the Partnerships operations, which may change the monthly management fee amount. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the years ended December 31, 2012 and 2011. the Partnership paid the Investment Manager $720,000 and $480,000, respectively, for management fees which are included in the statements of operations. For the year ended December 31, 2012, the Investment Manager paid or accrued organizational and offering expenses on behalf of the Partnership totaling $108,350. For the year ended December 31, 2012, the Investment Manager made a one-time distribution payment to investors which totaled $23,463 as the Investment Manager believed this was the proper course of action due to the fact that these investor’s capital contributions remained in an escrow cash account for an excessive period of time due to blue sky law issues.

The Partnership pays Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from our General Partner or any affiliated entities. The distribution expense is paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. For the years ended December 31, 2012 and 2011, Securities was paid or accrued distribution expenses of $278,084 and $169,018, respectively, which is included in distribution expenses in the statements of changes in partners’ equity. At December 31, 2011, the Partnership owed Securities $1,000 for unpaid distribution expense which was paid during January 2012. For the year ended December 31, 2012, Securities paid organizational and offering expenses on behalf of the Partnership totaling $4,980.

4.	Investments in Finance Leases

Environmental Vendor Program

On September 20, 2012, the Partnership’s Investment Manager entered into an origination and servicing agreement (the “Vendor Program”) to acquire environmentally friendly leased equipment with an equipment supplier based in the United Kingdom. The initial period of the Vendor Program is for a minimum period of 18 months and shall remain in effect after that time until terminated by either party with three months written notice. Under the terms of the Vendor Program, the service provider will use commercially reasonable efforts to originate £2,500,000 under the terms of the Vendor Program.

On December 10, 2012, the Investment Manager entered into its initial transaction under the Vendor Program. The transaction was allocated to the Partnership. The transaction was to finance the installation of a LED lighting system for a primary school located in the United Kingdom for £14,253 ($22,980 applying exchange rates at December 15, 2012) with a lease term of 36 months which commences upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement the Partnership will receive quarterly lease payments, in advance, of £1,523 ($2,455 applying exchange rates at December 15, 2012). After the lease term expires title to the equipment will pass to the lessee.

Public Address System

On October 5, 2012, due to the original lessee entering into Administration, the Partnership entered into a new lease, for a public address system, with the new owners of a stadium used primarily for a Scottish

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

Premier League football team located in Glasgow, Scotland. The new lease was re-tested for lease classification and it was determined to be a finance lease. This new lease began on October 5, 2012, requires quarterly payments, in advance, of £73,125 ($118,199 applying exchange rates at September 30, 2012) and has a term of 24 months. The Partnership received the initial rental payment on October 10, 2012. After the lease term expires the title to the equipment will pass to the lessee. On November 27, 2012, the Partnership paid initial direct costs of £15,000 ($24,033 applying exchange rates at November 30, 2012) related to the acquisition of this leased equipment.

The original lease began on August 19, 2011, and the Partnership paid £602,794 ($985,509 applying exchange rates at August 31, 2011) with a lease term of 48 months. Under the terms of the original agreement the Partnership received quarterly lease payments of £58,797 ($96,127 applying exchange rates at August 31, 2011) through May 16, 2014 and quarterly lease payments of £13,931 ($22,775 applying exchange rates at August 31, 2011) through November 16, 2015. At the termination of the original lease the lessee had a bargain purchase option to acquire the public address system for $1. On August 19, 2011, the Partnership paid initial direct costs of £36,168 ($59,131applying exchange rates at August 31, 2011) related to the acquisition of this leased equipment.

On February 13, 2012, the original lessee went into Administration in Scotland. Administration in the United Kingdom is a process similar to reorganization under the Bankruptcy Code in the United States of America. The lessee continued to conduct business as usual which it cannot legally do without the use of the Partnership’s equipment. The lessee had previously paid for the use of the leased equipment through February 15, 2012. Beginning February 16, 2012, the Administrator agreed to pay for the continuing use of the leased equipment, monthly in arrears, which is in keeping with Administration procedures. All amounts due from the Administrator have been received.

For the years ended December 31, 2012 and 2011, the Partnership earned finance income of $106,310 and $38,995, respectively, which is included in finance income in the accompanying statements of operations. For the years ended December 31, 2012 and 2011, the Partnership incurred amortization expense of initial direct costs of $44,872 and $24,596, respectively, which is included in depreciation and amortization in the accompanying statements of operations. When the new lease was executed the Partnership expensed the remaining unamortized portion of initial direct costs relating to the original lease of $10,295 which is included in depreciation and amortization in the accompanying statements of operations.

Information Technology Network and Infrastructure Equipment

On August 31, 2012, the Partnership entered into a finance lease transaction for information technology network and infrastructure equipment located in the United Kingdom for £862,885 ($1,365,256 applying exchange rates at August 31, 2012) with a lease term of 36 months. Under the terms of the agreement the Partnership receives quarterly lease payments, in advance, of £81,534 ($129,003 applying exchange rates at August 31, 2012). The initial lease payment was received on August 31, 2012. On August 31, 2012, the Partnership paid initial direct costs totaling £38,140 ($60,345 applying exchange rates at August 31, 2012) relating to the acquisition of this leased equipment. The lessee’s obligations under this lease transaction are guaranteed by two entities affiliated with the lessee.

For the year ended December 31, 2012, the Partnership earned finance income and incurred amortization of initial direct costs of $44,453 and $22,686, respectively, which are both included in the accompanying statements of operations as finance income or depreciation and amortization, respectively.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

Entertainment and Leisure Equipment

The Partnership has entered into three separate lease transactions for entertainment and leisure equipment with the same lessee. The terms of each lease is discussed below.

On August 15, 2012, the Partnership entered into a finance lease transaction for entertainment and leisure equipment located in the United Kingdom for £551,540 ($865,311 applying exchange rates at August 15, 2012) with a lease term of 24 months. Under the terms of the agreement the Partnership receives monthly lease payments as follows: (i) an initial lease payment on August 15, 2012 of £72,770 ($114,169 applying exchange rates at August 15, 2012) and (ii) £24,257 ($38,056 applying exchange rates at August 15, 2012) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. The Partnership paid initial direct costs totaling £19,773, as follows: (i) on August 15, 2012 £10,121 ($15,878 applying exchange rates at August 15, 2012) and (ii) on July 31, 2012 £9,652 ($15,160 applying exchange rates at July 31, 2012) relating to the acquisition of this leased equipment.

On June 27, 2012, the Partnership entered into a finance lease transaction for entertainment and leisure equipment located in the United Kingdom for £435,377 ($679,406 applying exchange rates at June 30, 2012) with a lease term of 24 months. Under the terms of the agreement the Partnership receives monthly lease payments as follows: (i) an initial lease payment on June 27, 2012 of £57,444 ($89,698 applying exchange rates at June 30, 2012) and (ii) £19,148 ($29,900 applying exchange rates at June 30, 2012) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. On June 27, 2012, the Partnership paid initial direct costs of £15,608 ($24,373 applying exchange rates at June 30, 2012) relating to the acquisition of this leased equipment.

On December 19, 2011, the Partnership entered into a finance lease transaction for entertainment and leisure equipment located in the United Kingdom for £506,433 ($782,590 applying exchange rates at December 31, 2011) with a lease term of 24 months. Under the terms of the agreement the Partnership receives monthly lease payments as follows: (i) an initial lease payment of £66,257 ($102,386 applying exchange rates at December 31, 2011) when the transaction was finalized and (ii) £22,086 ($34,129 applying exchange rates at December 31, 2011) monthly thereafter. At the termination of the lease the lessee has a bargain purchase option to acquire the entertainment and leisure equipment for £100. The Partnership paid initial direct costs as follows: (i) on December 20, 2011 the Partnership paid £10,281 ($15,887 applying exchange rates at December 31, 2011) and (ii) on November 30, 2011 the Partnership paid £7,875 ($12,251 applying exchange rates at November 30, 2011) relating to the acquisition of this leased equipment.

For the year ended December 31, 2012, the Partnership earned finance income and incurred amortization of initial direct costs relating to these leases of $158,361 and $54,616, respectively, which are both included in the accompanying statements of operations as finance income or depreciation and amortization, respectively. For the year ended December 31, 2011, the Partnership did not earn any finance income nor incur amortization expense of any initial direct costs relating to this leased equipment.

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity.

On February 16, 2012, the Partnership entered into a finance lease transaction for an 80% ownership interest in an anaerobic digestion plant located in the United Kingdom for £576,000 ($912,845 applying exchange

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

rates at February 29, 2012) with a lease term of 48 months. Under the terms of the agreement the Partnership receives monthly payments as follows: (i) £15,740 ($24,945 applying exchange rates at February 29, 2012) through September 20, 2015 and (ii) there will be a rent holiday, where no payments are due through January 20, 2016. At the expiration of the lease term, the lessee has a purchase option as follows: (i) make a one-time payment of £64,074 ($101,544 applying exchange rates at February 29, 2012) or (ii) make 4 additional monthly payments of £15,740 ($24,945 applying exchange rates at February 29, 2012) and then a final payment of £3,046 ($4,827 applying exchange rates at February 29, 2012). Once the final payment is received title to the equipment passes to the lessee. The Partnership will also share in the semi-annual cash payments made under a United Kingdom government program for the production of alternative energy. The Partnership accounts for this as contingent rental payments. When the anaerobic digestion plant produces sufficient electricity, it will be entitled to a payment under United Kingdom government program for the production of alternative energy. On February 28, 2012, the Partnership paid initial direct costs of £28,800 ($45,642 applying exchange rates at February 29, 2012) relating to the acquisition of this leased equipment.

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

For the year ended December 31, 2012, the Partnership earned finance income and incurred amortization of initial direct costs of $74,365 and $31,368, respectively, which are both included in the accompanying statements of operations as finance income or depreciation and amortization, respectively.

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

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period was originally for four months but could be extended if the lessee raised an additional £3,000,000 in equity. The lessee raised the required additional equity during September 2011. The initial rental period was extended until the earlier of either; (i) twelve months from date of the HP Agreement or (ii) the Plant Valuation date, as defined in the HP Agreement. On June 29, 2012, the fixed rental period commenced. Accordingly, the Investment Manager re-tested the lease and determined that the lease qualifies as a finance lease.

Due to changes in the exchange rate of the British Pound Sterling from the initial acquisition of this lease to the re-testing, the Partnership incurred a foreign currency transaction loss for the year ended December 31, 2012, of $109,397 which was included in foreign currency transaction (gain) loss in the accompanying statements of operations.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

The fixed term of the lease is for 60 months from the commencement date, as defined in the HP Agreement. During the fixed term, the Partnership receives monthly payments of £41,021 ($65,573 applying exchange rates at June 30, 2012). During the initial rental period the Partnership received monthly rental income between £11,229 ($17,987 applying exchange rates at June 30, 2011) and £18,425 ($29,514 applying exchange rates at June 30, 2011). At lease termination the lessee has an option to purchase the leased equipment and the Partnerships portion of the proceeds will be £253,821 ($396,341 applying exchange rates at June 30, 2012). The Partnership paid initial direct costs as follows: (i) on November 30, 2011 the Partnership paid £9,125 ($14,195 applying exchange rates at November 30, 2011) and (ii) on July 15, 2011 the Partnership paid £45,775 ($73,322 applying exchange rates at July 15, 2011) related to the acquisition of this leased equipment.

For the years ended December 31, 2012 and 2011, for the initial rental period the Partnership earned rental income of $177,669 and $135,361, respectively, which is included in rental income in accompanying statements of operations. For the years ended December 31, 2012 and 2011, for the initial rental period the Partnership incurred depreciation expense of $72,000 and $70,000, respectively which is included in depreciation and amortization in the accompanying statements of operations. At December 31, 2011, the Partnership had $28,497 as accounts receivable in the accompanying balance sheets relating to this leased equipment. The Partnership was paid on January 4, 2012.

For the year ended December 31, 2012, for the fixed rental period the Partnership earned finance income and incurred amortization of initial direct costs of $232,366 and $58,239, respectively, which are both included in the accompanying statements of operations as finance income or depreciation and amortization, respectively.

Investment in finance lease consists of the following at December 31:

	2012	2011
Minimum rents receivable	$8,319,597	$5,575,250
Estimated unguaranteed residual value	465,151	392,385
Unearned income	(1,944,158)	(1,656,760)

	$6,840,590	$4,310,875

At December 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending December 31,
2013	$—	$3,343,129	$3,343,129
2014	—	2,420,163	2,420,163
2015	—	1,297,207	1,297,207
2016	—	795,141	795,141
2017	—	463,957	463,957

	$—	$8,319,597	$8,319,597

(1)	Converted to US Dollars at the December 31, 2012 exchange rate.

For the years ended December 31, 2012 and 2011, the Partnership incurred foreign currency transaction (gain) loss on its investments in finance leases of $(293,194) and $62,331, respectively, which is included in foreign currency transaction (gain) loss in the accompanying statements of operations.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

5.	Investments in Equipment Subject to Operating Leases

Reusable Plastic Bulk Storage Bins

On March 29, 2012, the Partnership entered into an operating lease transaction for 10,000 reusable plastic bulk storage bins used in the agricultural and food processing industries for $1,150,000 with a lease term of 60 months. The equipment is located in the United States of America. Under the terms of the agreement the Partnership receives monthly payments, in advance, of $20,547. The lessee paid a security deposit of $297,176 which will be refunded at the termination of the lease period only if the lessee has made all its payments. On December 31, 2011, the Partnership paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment.

For the year ended December 31, 2012, the Partnership earned rental income and incurred depreciation expense of $184,924 and $111,807, respectively, which are included in rental income and depreciation and amortization, respectively, in the accompanying statements of operations.

Investments in equipment subject to operating leases consisted of the following at December 31:

	2012	2011
Plastic bulk storage bins	$1,192,641	$—
Accumulated depreciation	(111,807)	—

	$1,080,834	$—

At December 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending December 31,
2013	$246,564	$—	$246,564
2014	246,564	—	246,564
2015	246,564	—	246,564
2016	246,564	—	246,564
2017	61,641	—	61,641

	$1,047,897	$—	$1,047,897

(1)	Converted to US Dollars at the December 31, 2012 exchange rate.

6.	Residual Value Investments in Equipment on Lease

Gamma Knife Suite

A Gamma Knife works by utilizing the latest advanced diagnostic imaging and three-dimensional treatment planning software to deliver finely-focused beams of gamma radiation to small targets inside the brain. The beams converge at a point to treat the affected tissue, while minimizing the damage of healthy brain tissue.

On October 30, 2012, the Partnership entered into a participation agreement with SAM to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620 ($609,442 applying exchange rates at October 31, 2012). The Partnership paid initial direct costs, which have been included in

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

the cost of the residual value asset, of £15,185 as follows: (i) £8,535 ($13,702 applying exchange rates at October 31, 2012), (ii) on November 30, 2011, £2,979 ($4,635 applying exchange rates at November 30, 2011) and (iii) on July 14, 2011, £3,671 ($6,923 applying exchange rates at July 15, 2011).

The remaining .01% residual interest is owned by SAM.

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

On October 31, 2011, the Partnership entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electricity generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument was increased during November 2012, from its original £1,700,000 to £2,125,000, accrues interest at 12.0% per year and borrower’s parent company has guaranteed the full £2,125,000. Interest accrues on the Instrument until the project commencement date, as defined in the agreement, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and the £22 per £1,000 of original outstanding principal for the next three years.

During 2012, the Partnership made seven advances under this Instrument which totaled £975,000 ($1,544,305 applying various exchange rates during the year). During 2011, the Partnership made three advances under this Instrument which totaled £900,000 ($1,410,810 applying various exchange rates the year). At December 31, 2012, the borrower had £250,000 of additional funding available under this Instrument.

For the years ended December 31, 2012 and 2011, the Partnership earned interest income for this Instrument of $256,170 and $16,474, respectively, which is included in in interest income in the accompanying statements of operations. For the years ended December 31, 2012 and 2011, the Partnership incurred a foreign currency transaction (gain) loss on equipment notes receivable and accrued interest of $(98,685) and $20,053, respectively, which is included in foreign currency transaction (gain) loss in the accompanying statements of operations.

8.	Fair Value Measurements

The Partnership follows the fair value guidance in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) for items that are required to be measured at fair value. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs—Quoted prices for identical instruments in active markets.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

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

The Partnership’s carrying value of cash and cash equivalents, escrow deposits Limited Partner contributions, accounts receivable, other assets, accounts payable and accrued liabilities, rental payments received in advance, due to SQN Securities, LLC, and Limited Partners contributions received in advance, aproximate fair value due to their short term until maturity.

The Partnership’s carrying values and approximate fair values of Level 3 inputs at December 31, 2012 and 2011 were as follows:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable, including accrued interest	$3,306,391	$3,306,391	$1,407,231	$1,407,231

The carrying amount of the Partnership’s equipment note receivable, including accrued interest approximates, fair value based at December 31, 2012 and 2011, are based on the following factors: (i) interest rates have remained at historically low levels and have been stable during 2012 and 2011, (ii) the basic technology, the Archimedes Screw, is thousands of year old and has been successfully used in other hydro-electric generating plants throughout Europe and (iii) there is minimal credit risk associated with the lessee.

9.	Business Concentrations

For the year ended December 31, 2012, the Partnership had three lessee’s which accounted for 77% of income derived from leasing activities. At December 31, 2012, the Partnership had four lessees which accounted for 90% of the Partnership’s investments in finance leases. At December 31, 2012, the Partnership had one lessee which accounted for 100% of the Partnership’s investments in equipment subject to operating leases. At December 31, 2012, the Partnership had two lessee’s which accounted for 100% of the Partnership’s residual value investments in equipment on lease. At December 31, 2012, the Partnership’s equipment note receivable was due from one debtor.

For the year ended December 31, 2011, the Partnership had two lessee’s which accounted for 100% of income derived from leasing activities. At December 31, 2011, the Partnership had three lessee’s which accounted for 100% of the Partnership’s investments in finance leases. At December 31, 2011, the Partnership’s equipment note receivable was due from one debtor.

For the years ended December 31, 2012 and 2011, 100% of the equipment leasing transactions and financing transactions the Partnership entered into were originated by SAM and paid a total of $8,407,253 and $6,279,790 to acquire these equipment leases and financing transactions.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

10.	Geographic Information

Geographic information for revenue for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31, 2012
	United States	Europe	Total
Revenue:
Rental income	$184,924	$177,669	$362,593

Finance income	$—	$615,855	$615,855

Interest income	$26,287	$256,296	$282,583

	Year Ended December 31, 2011
	United States	Europe	Total
Revenue:
Rental income	$—	$135,361	$135,361

Finance income	$—	$38,995	$38,995

Interest income	$4,000	$16,474	$20,474

Geographic information for long-lived assets at December 31, 2012 and 2011, was as follows:

	December 31, 2012
	United States	Europe	Total
Long-lived assets:
Investment in finance leases, net	$—	$6,840,590	$6,840,590

Investments in equipment subject to operating leases, net	$1,080,834	$—	$1,080,834

Residual value investment in equipment on lease	$1,367,173	$634,702	$2,001,875

Equipment notes receivable, including accrued interest	$—	$3,306,391	$3,306,391

	December 31, 2011
	United States	Europe	Total
Long-lived assets:
Investment in finance leases, net	$—	$4,310,875	$4,310,875

Equipment notes receivable, including accrued interest	$—	$1,407,231	$1,407,231

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

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

12.	Income Tax Reconciliation

At December 31, 2012 and 2011, total Partners’ equity included in the financial statements was $19,501,015 and $6,523,185, respectively. At December 31, 2012 and 2011, total Partners’ equity for federal income tax purposes was $20,954,717 and $7,823,601. The primary difference was organizational and offering expenses and distribution expenses which is a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization and foreign currency translation (gain) loss for financial reporting purposes and federal income tax purposes.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income purposes for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Net income (loss) per financial statements	$209,782	$(674,105)
Depreciation and amortization	118,088	85,292
Foreign currency translation loss	(279,283)	82,385

Net income (loss) for federal income tax purposes	$48,587	$(506,428)

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

13.	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

					Year Ended December 31, 2012
	Quarterly Information (unaudited)
	March 31,	June 30,	September 30,	December 31,
Total revenue	$200,666	$282,540	$364,900	$412,925	$1,261,031

Net income (loss) allocable to Limited Partners	$122,878	$(339,187)	$366,799	$57,194	$207,684

Weighted average number of limited partnership interests outstanding	9,650.85	2,645.62	1,811.74	1,536.60	15,644.81

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership	$12.73	$(30.32)	$28.26	$2.60	$13.27

					Year Ended December 31, 2011
	Quarterly Information (unaudited)
	March 31,	June 30,	September 30,	December 31,
Total revenue	$—	$934	$47,561	$146,335	$194,830

Net loss allocable to Limited Partners	$(28,988)	$(174,657)	$(369,300)	$(94,419)	$(667,364)

Weighted average number of limited partnership interests outstanding	—	1,886.00	1,756.00	1,313.70	4,955.70

Net loss attributable to Limited Partners per weighted average number of limited partnership	$—	$(92.61)	$(77.46)	$35.40	$(134.67)

14.	Subsequent Events

Convertible Promissory Note Receivable

On February 28, 2013 the Partnership entered into a Convertible Promissory Note (“Promissory Note”) in the principal amount of $1,500,000. The Promissory Note bears interest at 10% and is payable quarterly beginning June 30, 2013. The entire principal balance is due and payable on March 31, 2018. The Promissory Note may be prepaid until March 31, 2016 at 120% of the outstanding principal balance plus accrued and unpaid interest. This Promissory Note is collateralized by an investment portfolio consisting of equipment leases, direct hard assets and infrastructure investments.

Environmental Vendor Program

During February 2013, the Partnership’s Investment Manager entered into a transaction under the Vendor Program to finance the installation of a LED lighting system for a community center located in the United Kingdom for £20,941 ($31,677 applying exchange rates at February 28, 2013) with a lease term of 36 months which commences upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement the Partnership will receive quarterly lease payments, in advance, of £2,055 ($3,109 applying exchange rates at February 28, 2012). After the lease term expires title to the equipment will pass to the lessee.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2012 and 2011

Hydro-electricity generating plant

During February 2013, the Partnership advanced an additional £100,000 under the Senior Loan Note Instrument which provided further financing for a hydro-electricity generating plant located on the Romney Weir in Windsor, England.

Limited Partner Capital Contributions

During 2013, the Partnership admitted an additional 50 Limited Partners, including a $100,000 investment from our Investment Manager, with capital contributions totaling $5,506,000. During 2013, the Partnership incurred and paid to Securities $108,120 in distribution expenses related to the capital contributions raised during this time period.

Foreign Currency Transaction Loss

During 2013, the Partnership has experienced foreign currency transaction losses in a range of approximately $300,000 to $500,000. From December 31, 2012 through March 29, 2013 the foreign currency exchange rate between the United States Dollar and the British Pound Sterling has lost 6.2%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31,2012, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2012, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is SQN AIF III GP, LLC, a Delaware limited liability company and was formed in March 2010. The sole member of our General Partner is SQN Capital Management, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Jeremiah J. Silkowski	38	President and Chief Executive Officer
David Charles Wright	55	Chief Financial Officer
Michael C. Ponticello	34	Senior Vice President and National Sales Manager
Michael Miroshnikov	30	Vice President
Hugh Shelmerdine	61	Vice President—Chief Credit Officer

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager is SQN Capital Management, LLC, a Delaware limited liability company that was formed in December 2007 to act as the manager of direct participation programs and its managing directors and executive officers will be responsible for selecting, managing and disposing of our assets, equipment and leases. In this regard, after we receive the minimum offering proceeds and hold our initial closing, we intend to enter into the Management, Origination and Servicing Agreement under which our Investment Manager will originate leases and other investments for us, and our Investment Manager will service our portfolio of leases and other investments. Our Investment Manager is responsible for all aspects of the performance by its affiliates of services necessary to our operation and for the facilities, personnel, equipment, financial and other resources used by its affiliates in the performance of those services. The executive officers of our Investment Manager are as follows:

Name	Age	Position
Jeremiah J. Silkowski	38	President and Chief Executive Officer
David Charles Wright	55	Chief Financial Officer
Michael C. Ponticello	34	Senior Vice President and National Sales Manager
Michael Miroshnikov	30	Vice President
Hugh Shelmerdine	61	Vice President—Chief Credit Officer

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2012
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$720,000
SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	278,084

			$998,084

(1)	Amount charged directly to operations.
(2)	Amount charged directly to partners’ equity.

Entity	Capacity	Description	Year Ended December 31, 2011
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$480,000
SQN Capital Management, LLC	Investment Manager	Organizational and offering expense reimbursements (3)	268,245
SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	169,018
SQN Securities, LLC	Dealer—Manager	Organizational and offering expense reimbursements (3)	126,753

			$1,044,016

(1)	Amount charged directly to operations.
(2)	Amount charged directly to partners’ equity.
(3)	Amount capitalized and amortized to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not pay our General Partner any distributions during 2012 or 2011. For the year ended December 31, 2012, the General Partner’s 1% interest in our net income was $2,098. For the year ended December 31, 2011, the General Partner’s 1% interest in our net loss was $6,741.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a.	We do not have any securities authorized for issuance under any equity compensation plan.

b.	We have one Limited Partner who owns 6.7099% of our Units at December 31, 2012.

c.	As of April 1, 2013, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2012 and 2011 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q and for the year ended December 31, 2011 they provided additional services relating to our Registration Statement on Form S-1. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non–audit services rendered by Holtz Rubenstein Reminick LLP for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
Description of fees	2012	2011
Audit fees (1)	$84,500	$57,558
Other fees (2)	—	4,000
Tax compliance fees	15,000	9,750

	$99,500	$71,308

(1)	Includes audits and interim quarterly reviews.
(2)	Includes review of S-1 Registration Statement and related matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

a)	The Following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm

ii)	Balance Sheets at December 31, 2012 and 2011

iii)	Statements of Operations for the years ended December 31, 2012 and 2011

iv)	Statements of Changes in Partners’ Equity for the years ended December 31, 2012 and 2011

v)	Statements of Cash Flows for the years ended December 31, 2012 and 2011

vi)	Notes to Financial Statements for the years ended December 31, 2012 and 2011

b)	Listing of Exhibits:

31.A.	Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B.	Certification of David C. Wright, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Jeremiah Silkowski, President and Chief Executive Officer, and David C. Wright, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following financial statements from SQN Alternative Investment Fund III L.P.’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

April 5, 2013

/s/ JEREMIAH SILKOWSKI
Jeremiah Silkowski
President and Chief Executive Officer (Principal Executive Officer)

April 5, 2013

/s/ DAVID C. WRIGHT
David C. Wright
Chief Financial Officer (Principal Accounting and Financial Officer)