Form 10-Q
period 2013-03-31
SQN Alternative Investment Fund III, L.P.
filed 2013-05-15
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

At May 15, 2013, there were 27,761.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$8,263,299	$6,503,493
Investment in finance leases, net	6,302,216	6,840,590
Initial direct costs, net of accumulated amortization of $283,210 and $236,377	77,007	123,840
Investments in equipment subject to operating leases, net	1,043,565	1,080,834
Residual value investments in equipment on lease	2,001,875	2,001,875
Convertible note receivable, including accrued interest of $12,500 and $-	1,512,500	—
Equipment notes receivable, including accrued interest of $348,294 and $277,703	3,348,122	3,306,391
Due from Manager	442,804	—
Other assets	2,187,216	—

Total Assets	$25,178,604	$19,857,023

Liabilities and Partners’ Equity

Liabilities:
Accounts payable and accrued expenses	$96,711	$38,285
Rental income received in advance	20,547	20,547
Security deposits payable	297,176	297,176

Total Liabilities	414,434	356,008

Commitments and contingencies

Partners’ Equity (Deficit):
Limited Partners	24,774,480	19,505,559
General Partner	(10,310)	(4,544)

Total Partners’ Equity	24,764,170	19,501,015

Total Liabilities and Partners’ Equity	$25,178,604	$19,857,023

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Rental income	$61,641	$89,146
Finance income	253,461	59,746
Interest income	115,901	51,774

Total Revenue	431,003	200,666

Expenses:
Management fees - Investment Manager	180,000	180,000
Depreciation and amortization	84,102	63,380
Professional fees	84,593	75,098
Fund administration expense	12,390	13,095
Acquisition expense	4,495	—
Other expenses	1,455	1,322
Foreign currency transaction loss (gain)	640,589	(256,348)

Total Expenses	1,007,624	76,547

Net (loss) income	$(576,621)	$124,119

Net (loss) income allocable to:
Limited Partners	$(570,855)	$122,878
General Partner	(5,766)	1,241

Net (loss) income	$(576,621)	$124,119

Weighted average number of limited partnership interests outstanding	24,333.11	9,650.85

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(23.46)	$12.73

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity

Three Months Ended March 31, 2013

(Unaudited)

	Limited Partnership Interests	Total	General Partner	Limited Partners
Balance, January 1, 2013	22,355.10	$19,501,015	$(4,544)	$19,505,559

Limited Partners capital contributions	5,506.00	5,506,000	—	5,506,000
Distribution expenses	—	(108,120)	—	(108,120)
Offering Expense Reimbursement	—	441,896	—	441,896
Net loss	—	(576,621)	(5,766)	(570,855)

Balance, March 31, 2013	27,861.10	$24,764,170	$(10,310)	$24,774,480

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(576,621)	$124,119
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(253,461)	(59,746)
Accrued interest income	(102,120)	(49,828)
Depreciation and amortization	84,102	63,380
Foreign currency transaction loss (gain)	615,526	(254,508)
Change in operating assets and liabilities:
Accounts receivable	—	(1,660)
Minimum rental payments received	818,998	200,873
Other assets	—	10,087
Accounts payable and accrued expenses	43,064	1,380
Due to SQN Securities. LLC	—	(1,000)

Net cash provided by operating activities	629,488	33,097

Cash flows from investing activities:
Purchase of finance leases	(491,632)	(912,845)
Increase in other assets	(2,119,750)	—
Purchase of equipment subject to operating leases	—	(852,824)
Purchase of residual value investment in equipment on lease	—	(1,367,173)
Cash paid for investment in convertible note receivable	(1,500,000)	—
Increase in equipment notes receivable	(156,180)	(395,750)
Cash paid for initial direct costs	—	(45,642)

Net cash used in investing activities	(4,267,562)	(3,574,234)

Cash flows from financing activities:
Proceeds from Limited Partners’ capital contributions	5,506,000	4,840,000
Cash paid for organizational and offering expenses	—	(31,398)
Cash paid for distribution expenses	(108,120)	(96,800)
Increase in escrow deposits	—	2,389,000
Limited Partners capital contributions received in advance	—	(2,389,000)

Net cash provided by financing activities	5,397,880	4,711,802

Net increase in cash and cash equivalents	1,759,806	1,170,665
Cash and cash equivalents, beginning of period	6,503,493	641,510

Cash and cash equivalents, end of period	$8,263,299	$1,812,175

Supplemental disclosure of non-cash investing activities:
Reclassification of offering expenses to due from Manager	$441,896	$—

Reclassification of initial direct costs from other assets to equipment subject to operating leases	$—	$42,641

See notes to condensed financial statements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

1.	Nature of Operations and Organization

Nature of business and operations – The condensed financial statements of SQN Alternative Investment Fund III L.P. (the “Partnership”) at March 31, 2013 and for three months ended March 31, 2013 and 2012 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission (the “SEC”) on April 5, 2013.

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

Beginning on June 29, 2011, SAM has primarily provided the Partnership with origination services. They have assisted the Partnership with a majority of the transactions during 2013 and all of the transactions completed during 2012. The Partnership anticipates SAM will continue to provide these services going forward into the foreseeable future.

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

Three Months Ended March 31, 2013

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

The Partnership divides its life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Partnership’s Offering Period terminated on March 15, 2013. During the Offering Period the Partnership raised $27,861,100 in capital contributions from 375 Limited Partners. The Partnership issued 27,861.10 units in limited partnership interests (“Units”) at $1,000 per Unit. During the Operating Period the Partnership invests most of the net offering proceeds in items of equipment that are subject to leases, equipment financing projects, and residual ownership rights in leased equipment. The Operating Period began when the Partnership started investing the net offering proceeds, which occurred on June 29, 2011, and will last for three years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions. After the net offering proceeds are invested, additional investments will be made with the cash proceeds generated from the Partnership’s initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner is called “reinvestment.” After the termination of the Operating Period, the Partnership will sell its assets in the ordinary course of business, a time frame called the Liquidation Period. The Liquidation Period is expected to last four years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions.

The Partnership was declared effective by the SEC on March 17, 2011, which is the date the Offering Period, began. The Offering Period terminated on March 15, 2013. During the Offering Period the Partnership admitted a total of 375 Limited Partners, raised $27,861,100 in capital contributions and paid organizational and offering expenses totaling $999,118. During the Offering Period the Partnership paid $555,222 in distribution expenses to SQN Securities LLC, (“Securities”) a majority-owned subsidiary of our Investment Manager. Securities was the sole selling agent for the Partnership’s Units.

Due to the Partnership not achieving certain equity raising milestones during the Offering Period the Partnership’s General Partner and/or its Investment Manager are required to reimburse a portion of the organizational and offering expenses incurred by the Partnership and reduce the management fee paid to the Investment Manager to such an amount over the Partnership’s entire life that the total average management fee will not be greater than 2% per year of the aggregate offering proceeds.

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

Three Months Ended March 31, 2013

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

For operating leases, rental income is recognized on the straight-line basis over the lease term. Billed and uncollected operating lease receivables are included in accounts receivable. Accounts receivable is stated at its estimated net realizable value. Rental payments received in advance is the difference between the timing of the cash payments and the income recognized on the straight-line basis.

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

Reclassifications - To maintain comparability among the periods presented, the Partnership has reclassified the presentation of certain prior period amounts. Within the Condensed Statement of Cash Flows for the three months ended March 31, 2012, the Partnership expanded cash paid for offering and distribution expense into cash paid for organizational and offering expenses and cash paid for distribution expenses. The reclassification had no impact on either net cash provided by financing activities, net increase in cash and cash equivalents and cash and cash equivalents, end of period in the period presented.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $999,118, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. Total organizational and offering expenses may not exceed 2% of all offering

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

proceeds. At the end of the Offering Period, the total offering proceeds were less than the maximum offering of $50,000,000, the General Partner was required to reimburse a portion of the organizational and offering expenses previously paid. The Offering Period ended on March 15, 2013 with the Partnership receiving $27,861,100 in total capital contributions. Due to the Partnership not achieving certain equity raising milestones during the Offering Period the Partnership’s General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $441,896. At March 15, 2013, organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At March 15, 2013, the Partnership recorded a note receivable from the Investment Manager in the principal amount of $441,896, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The initial payment was received by the Partnership during April 2013. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement the Partnership’s Investment Manager was not required to reimburse the Partnership with interest but believes providing a return to the Limited Partners is necessary given the fact that the Partnership did not achieve its equity targets. At March 31, 2013, the Partnership recorded the $441,896 and accrued interest of $908 in due from Manager in the accompanying condensed balance sheets.

The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

The Partnership paid the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, the Partnership raised total offering proceeds of less than $36,000,000, the management fee would be reduced to such an amount that over the entire life of the Partnership the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. The Partnership did not reach this equity threshold. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through December 2016. The reduced management fee calculation was based upon the Investment Managers expectation that the Partnership will conclude its business operations during June 2017. The Investment Manager will continue to monitor the Partnership’s operations, which may change the monthly management fee amount. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For both of the three month periods ended March 31, 2013 and 2012, the Partnership paid the Investment Manager $180,000, respectively, for management fees which are included in the condensed statements of operations.

The Partnership paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from our General Partner or any affiliated entities. The distribution expense is paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. For the three months ended March 31, 2013 and 2012, Securities was paid distribution expenses of $108,120 and $96,800, respectively, which is included in distribution expenses in the condensed statements of changes in partners’ equity.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

4.	Investment in Finance Leases

Medical Equipment

On March 27, 2013, the Partnership entered into a transaction classified as a finance lease for medical equipment located in the United States of America for $475,317, of which $15,362 is included in accounts payable and accrued expenses at March 31, 2013. The finance lease has a 60 month term, requires monthly payments, in advance, of $10,500 and includes a bargain purchase option for $1 at the expiration of the lease term. The initial monthly rental payment was paid on March 27, 2013. At March 31, 2013, the Partnership accrued a fee to SAM totaling $4,495 which is included in acquisition expense in the accompanying condensed statements of operations.

Commercial LED lighting

On February 28, 2013, the Partnership’s Investment Manager entered into a transaction under the Vendor Program, and allocated the transaction to the Partnership. The transaction was to finance the installation of a LED lighting system for a community center located in the United Kingdom for £20,941 ($31,677 applying exchange rates at February 28, 2013). This transaction has a lease term of 36 months which commenced upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement the Partnership receives quarterly lease payments, in advance, of £2,055 ($3,109 applying exchange rates at February 28, 2012). After the lease term expires title to the equipment will pass to the lessee.

Investment in finance leases consisted of the following:

	March 31, 2013	December 31,
	(Unaudited)	2012
Minimum rents receivable	$7,688,079	$8,319,597
Estimated unguaranteed residual value	465,152	465,151
Unearned income	(1,851,015)	(1,944,158)

	$6,302,216	$6,840,590

For the three months ended March 31, 2013, the Partnership incurred a foreign currency transaction loss on its various investments in finance leases of $479,832 and for the three months ended March 31, 2012, the Partnership earned a foreign currency transaction (gain) of $(201,114) Both amounts are included in foreign currency transaction loss (gain) in the accompanying condensed statements of operations.

5.	Investment in Equipment Subject to Operating Leases

Reusable Plastic Bulk Storage Bins

On April 4, 2013, the lessee of the reusable plastic bulk storage bins contacted the Partnership’s Investment Manager inquiring about purchasing 5,000 of the reusable plastic bulk storage bins. The purchase price was determined based upon the buy-out calculation in the lease agreement to be $508,725. The Partnership received cash, net of a refund of the security deposit totaling $148,588, of $360,137. The Partnership received the net sale proceeds on April 11, 2013. The monthly rental income on the remaining 5,000 reusable plastic bulk storage bins will be reduced to $10,274.

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

Three Months Ended March 31, 2013

$297,176 which will be refunded at the termination of the lease period only if the lessee has made all its payments. On December 31, 2011, the Partnership paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment.

Investments in equipment subject to operating leases consisted of the following:

	March 31, 2013 (Unaudited)	December 31, 2012
Plastic bulk storage bins	$1,192,641	$1,192,641
Accumulated depreciation	(149,076)	(111,807)

	$1,043,565	$1,080,834

6.	Residual Value Investment in Equipment on Lease

Gamma Knife Suite

A Gamma Knife works by utilizing the latest advanced diagnostic imaging and three-dimensional treatment planning software to deliver finely-focused beams of gamma radiation to small targets inside the brain. The beams converge at a point to treat the affected tissue, while minimizing the damage of healthy brain tissue.

On October 30, 2012, the Partnership entered into a participation agreement with SAM to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620 ($609,442 applying exchange rates at October 31, 2012). From July 2011 through October 2012, the Partnership paid initial direct costs totaling £15,185 ($25,260 applying exchange rates at various dates). The initial lease term expires November 29, 2017.

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

7.	Convertible Promissory Note

On February 27, 2013, the Partnership entered into a Subscription and Securities Purchase Agreement to purchase a portion of a $3,500,000 Convertible Promissory Note (“Promissory Note”). On February 28, 2013, the Partnership purchased a Promissory Note with a principal amount of $1,500,000. The Promissory Note bears simple interest at 10% per year which is payable quarterly, in arrears, beginning June 30, 2013. The Promissory Note may be prepaid until March 31, 2016 at 120% of the outstanding principal balance plus accrued and unpaid interest. The entire principal balance is due and payable on March 31, 2018. The Promissory Note is collateralized by the all the shares of the Borrower and by an investment portfolio consisting of equipment leases, direct hard assets and infrastructure investments. The Promissory Note is convertible, at the Partnership’s option, into Units of the Borrower, as defined in the agreements.

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

8.	Equipment Notes Receivable

Hydro-electric generating plant

During February 2013, the Partnership advanced an additional £100,000 ($156,180 applying exchange rates at February 15, 2013) under the Senior Loan Note Instrument (the “Instrument”) which provided further financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. At March 31, 2013, the borrower had £150,000 of additional funding available under this Instrument.

On October 31, 2011, the Partnership entered into an Instrument with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and borrower’s parent company has guaranteed the full £2,125,000. Interest accrues on the Instrument until the project commencement date, as defined in the agreement, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and the £22 per £1,000 of original outstanding principal for the next three years.

For the three months ended March 31, 2013, the Partnership incurred a foreign currency transaction loss on the equipment notes receivable of $203,161 and for the three months ended March 31, 2012, the Partnership earned a foreign currency transaction (gain) on the equipment notes receivable of $(53,393). Both amounts are included in foreign currency transaction loss (gain) in the accompanying condensed statements of operations.

9.	Other Assets

On March 22, 2013, the Partnership funded £1,440,000 ($2,187,216 applying exchange rates at March 31, 2013) into an escrow account for a proposed transaction. The amount has been recorded to other assets in the accompanying condensed balance sheets.

The transaction will be a Loan Note (the “Note”) with the total amount available under the Note totaling £1,440,000, accruing interest at 12.0% per year and the borrower’s parent company has guaranteed the full amount of the Note. The interest is payable quarterly. The proceeds from the Note will be used for the purchase and operations of a hydro-electric generating plant located in Northern Ireland. The Note has an anticipated due date of April 4, 2015. The entire principal balance and unpaid interest may be paid, at any time, in advance, along with a redemption fee, as defined in the Note.

10.	Fair Value Measurements

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

Three Months Ended March 31, 2013

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

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued liabilities and, approximate fair value due to their short term until maturity.

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

	March 31, 2013 (Unaudited)		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Convertible promissory note, including accrued interest	$1,512,500	$1,512,500	$—	$—

Equipment notes receivable, including accrued interest	$3,348,122	$3,348,122	$3,306,391	$3,306,391

The carrying amount of the Partnership’s equipment note receivable, including accrued interest approximates, fair value at March 31, 2013, based on the following factors: (i) interest rates have remained stable, (ii) the basic technology, the Archimedes Screw, is thousands of year old and has been successfully used in other hydro-electric generating plants in Europe and (iii) there is minimal credit risk associated with the lessee.

The carrying value of the Partnership’s convertible promissory note, including accrued interest approximates fair value at March 31, 2013, based on the following factors: (i) interest rates have been at or near historic low interest rates and the interest rate the Partnership was able to negotiate was higher (ii) interest rates have remained stable and the outlook for an increase in interest rates is minimal and (iii) the short period of time between the Partnership funding this convertible promissory note and the Partnership’s quarter end.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2013:

	Equipment Note	Convertible
	Receivable	Promissory Note
Beginning balance, January 1, 2013	$3,306,391	$—

Total gains (losses) included in earnings:
Interest income	88,712	12,500
Foreign currency transaction (loss) gain	(203,161)	—

Issuance of additional notes	156,180	1,500,000

Ending balance, March 31, 2013	$3,348,122	$1,512,500

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

11.	Business Concentrations

For the three months ended March 31, 2013 and 2012, the Partnership had four lessee’s which accounted for approximately 84% of the Partnership’s income derived from leasing activities and three lessee’s which accounted for approximately 95% of the Partnership’s income derived from leasing activities, respectively.

At March 31, 2013, the Partnership had four lessee’s which accounted for approximately 83% of the Partnership’s investment in finance leases. At March 31, 2013, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in equipment subject to operating leases and two lessee’s which accounted for 100% of the Partnership’s investment in residual value investments in equipment on lease. At March 31, 2013, the Partnership’s convertible promissory note receivable was from a single debtor and the Partnership’s equipment notes receivable was from one debtor.

For the three months ended March 31, 2013 and 2012, 54% and 100%, respectively, of the equipment leasing and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $2,275,930 and $3,574,234, respectively, to acquire these equipment leases and financing transactions.

12.	Geographic Information

Geographic information for revenue for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31, 2013
Revenue:	United States	Europe	Total
Rental income	$61,641	$—	$61,641

Finance income	$—	$253,461	$253,461

Interest income	$27,148	$88,753	$115,901

	Three Months Ended March 31, 2012
Revenue:	United States	Europe	Total
Rental income	$—	$89,146	$89,146

Finance income	$—	$59,746	$59,746

Interest income	$1,912	$49,862	$51,774

Geographic information for long-lived assets at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013 (Unaudited)
Long-lived assets:	United States	Europe	Total
Investment in finance leases, net	$464,817	$5,837,399	$6,302,216

Investments in equipment subject to operating leases, net	$1,043,565	$—	$1,043,565

Residual value investment in equipment on lease	$1,367,173	$634,702	$2,001,875

Convertible promissory note, including accrued interest	$1,512,500	$—	$1,512,500

Equipment notes receivable, including accrued interest	$—	$3,348,122	$3,348,122

SQN Alternative Investment Fund III L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

	December 31, 2012
Long-lived assets:	United States	Europe	Total
Investment in finance leases, net	$—	$6,840,590	$6,840,590

Investments in equipment subject to operating leases, net	$1,080,834	$—	$1,080,834

Residual value investment in equipment on lease	$1,367,173	$634,702	$2,001,875

Equipment notes receivable, including accrued interest	$—	$3,306,391	$3,306,391

13.	Indemnifications

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

14.	Subsequent Events

Submersible Vehicle

During April 2013, the Partnership entered into a lease transaction classified as a finance lease for £895,718 ($1,388,990 applying exchange rates at April 30, 2013). The equipment is used in the United Kingdom and is a remotely operated submersible vehicle used in the offshore energy industry. This equipment may be used for, but not limited to, drilling support, underwater rig inspections, repairs, maintenance and offshore wind farm construction projects. The term of the lease is for 60 months with the following schedule of payments: (i) £96,149 ($149,098 applying exchange rates at April 30, 2013) when the lease was executed, (ii) £9,164 ($14,211 applying exchange rates at April 30, 2013) was paid on or about May 1, 2013 for the period from April 14, 2013 through April 30, 2013, (iii) £17,183 ($26,646 applying exchange rates at April 30, 2013) monthly, in arrears through April 30, 2018 and (iv) £87,349 ($135,452 applying exchange rates at April 30, 2013) due on April 30, 2018. The final payment may be extended, at the Partnership’s option for an additional 48 months at £2,300 ($3,567 applying exchange rates at April 30, 2013). If the extended rental period is not entered into then the lessee shall pay annually, in advance, £7,996 ($12,399 applying exchange rates at April 30, 2013).

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our Annual Report on Form 10-K, dated April 5, 2013. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Many of our investments are, and we anticipate will continue to be, structured as full payout or operating equipment leases. In addition, we invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to those equipment or other assets, at a future date. We also structure investments as project financings that are secured by, among other things, essential use equipment and/or other assets. Finally, we use other investment structures, such as vendor and rental (hire) programs that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure includes us holding title to or a priority position in the equipment or other assets.

The overall composition of our portfolio cannot be completely determined until we invest all the offering proceeds. At March 31, 2013, we were invested in assets, equipment and project financings that are considered essential use or core to a business or operation in the following industries: agricultural (17%), energy (28%), entertainment (8%), information technology (7%), infrastructure (4%), insurance (11%), manufacturing (17%) and medical (8%). In addition to these industries our Investment Manager is exploring transactions in the environmental and transportation industries. Our Investment Manager also may identify other assets or industries that meet our investment objectives. We currently invest in assets and equipment located primarily within the European Union (predominately in the United Kingdom) and the United States of America. We are exploring opportunities in other areas of the world as well.

We divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period was the time-frame in which we raised capital contributions from Limited Partners through the sale of our limited partnership interests (“Units”) and ended on March 15, 2013. The Operating Period commenced on the initial closing date of our first equipment lease transaction, which was June 29, 2011, and will last for three years unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions. Our Offering Period and Operating Period overlapped. The Liquidation Period is the period in which we will sell our assets in the ordinary course of business and will last four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

We were declared effective by the Securities and Exchange Commission (the “SEC”) on March 17, 2011, which is the date our Offering Period began and the Offering Period ended on March 15, 2013. During the Offering Period we admitted 375 Limited Partners, raised $27,861,100 in capital contributions, including a $100,000 capital contribution from or Investment Manager and issued 27,861.10 Units.

The sole selling agent of our Units was SQN Securities, LLC (“Securities”) a Delaware limited liability company and a majority-owned subsidiary of our Investment Manager. Securities is a broker-dealer registered with the SEC and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Security Investor Protection Corporation. We paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from our General Partner or any affiliated entities. We paid distribution expenses to Securities during our Offering Period totaling $555,222.

During our Offering Period we paid organizational and offering expenses totaling $999,118. Due to not achieving certain equity raising milestones during the Offering Period our General Partner and/or our Investment Manager are required to reimburse us organizational and offering expenses of $441,896. At March 15, 2013, organizational and offering expenses are limited to $557,222 or 2% of total equity raised.

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

Recent Significant Transactions

Medical Equipment

On March 27, 2013, we entered into a transaction classified as a finance lease for medical equipment located in the United States of America for $475,317. The finance lease has a 60 month term, requires monthly payments, in advance, of $10,500 and includes a bargain purchase option for $1 at the expiration of the lease term.

Hydro-electric generating plant

On March 22, 2013, we funded £1,440,000 ($2,187,216 applying exchange rates at March 31, 2013) into an escrow account for a proposed transaction. The transaction will be a Loan Note (the “Note”) with the total amount available under the Note totaling £1,440,000, accruing interest at 12.0% per year and the borrower’s parent company has guaranteed the full amount of the Note. The interest is payable quarterly. The proceeds from the Note will be used for the purchase and operations of a hydro-electric generating plant located in Northern Ireland. The Note has an anticipated due date of April 4, 2015. The entire principal balance and unpaid interest may be paid, at any time, in advance, along with a redemption fee, as defined in the Note.

Commercial LED lighting

On February 28, 2013, our Investment Manager entered into a transaction under the Vendor Program and allocated the transaction to us. The transaction was to finance the installation of a LED lighting system for a community center located in the United Kingdom for £20,941 ($31,677 applying exchange rates at February 28, 2013) with a lease term of 36 months which commences upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement we will receive quarterly lease payments, in advance, of £2,055 ($3,109 applying exchange rates at February 28, 2012). After the lease term expires title to the equipment will pass to the lessee.

Convertible Promissory Note

On February 27, 2013, we entered into a Subscription and Securities Purchase Agreement to purchase a portion of a $3,500,000 Convertible Promissory Note (“Promissory Notes”). On February 28, 2013, we purchased a convertible promissory note with a principal amount of $1,500,000. The convertible promissory note bears simple interest at 10% per year which is payable quarterly, in arrears, beginning June 30, 2013. The convertible promissory note may be prepaid until March 31, 2016 at 120% of the outstanding principal balance plus accrued and unpaid interest. The entire principal balance is due and payable on March 31, 2018. The convertible promissory note is collateralized by the all the shares of the Borrower and by an investment portfolio consisting of equipment leases, direct hard assets and infrastructure investments. The convertible promissory note is convertible, at our option, into Units of the Borrower, as defined in the agreements.

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

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease, or when there are significant changes to the lease terms. We capitalize initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead) and external broker fees incurred with the lease origination. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense. For a finance lease, initial direct costs are capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on the straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected. Accounts receivable are stated at their estimated net realizable value. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on the straight-line basis.

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

Business Overview

Our Offering Period commenced on March 17, 2011 and terminated on March 15, 2013. During that time we admitted a total of 375 investors as Limited Partners, including a $100,000 investment on March 15, 2013 by the Investment Manager, received total capital contributions of $27,861,100 and issued a total of 27,861.10 Units. During the Offering Period we had significant cash in-flows from financing activities. Going forward, we anticipate that financing activities will generally experience cash out-flows principally due to distributions we will pay to our Limited Partners.

Due to our not achieving certain equity raising milestones during the Offering Period, our General Partner and/or our Investment Manager are required to reimburse us organizational and offering expenses of $441,896. At March 31, 2013, organizational and offering expenses are limited to $557,222 or 2% of total equity raised.

We are currently in our Operating Period and entered into our initial lease transaction on June 29, 2011. The Operating Period is defined as the period in which we invest the net offering proceeds from the Offering Period into business-essential, revenue-producing (or cost saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash out-flows from investing activities as we acquire additional leased equipment. We also believe that we will experience cash in-flows from operations, primarily driven by rental payments we will receive from both operating leases and finance leases.

During our Operating Period, we use the net offering proceeds to make our initial investments, which include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. As our investments mature, we anticipate reinvesting the cash proceeds, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners, in additional investments in leased equipment and financing transactions. We anticipate experiencing both gains and losses on our investments during our Operating Period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses, such as depreciation and amortization expense.

Results of Operations for the three months ended March 31, 2013 (the “2013 Quarter”) compared to the three months ended March 31, 2012 (the “2012 Quarter”)

Our revenue for the 2013 Quarter compared to the 2012 Quarter is summarized as follows:

	Three Months Ended March 31,
	2013	2012
Revenue:
Rental income	$61,641	$89,146
Finance income	253,461	59,746
Interest income	115,901	51,774

Total Revenue	$431,003	$200,666

For the 2013 Quarter we earned total revenue of $431,003 which is an increase of $230,337 from our 2012 Quarter. The reason for this increase in total revenue was solely due to our having acquired additional leased equipment and entered into additional financing transactions, all earning revenue during the 2013 Quarter that were not acquired until after the 2012 Quarter. We had a total of eight lessees earning revenue during the 2013 Quarter versus four lessees earning revenue during the 2012 Quarter.

The rental income for the 2013 Quarter was from a single lessee who has leased 10,000 reusable plastic bulk storage bins located in the United States of America. During April 2013, this lessee purchased 5,000 of these reusable plastic bulk storage bins from us for net cash proceeds of $360,137. Beginning in May 2013, our monthly rental income from this lessee will decrease to $10,274. The rental income from the 2012 Quarter was from a single lessee, who leased a bottling recycling and extrusion production line located in the United Kingdom. Once the lessee’s fixed lease term began, on June 29, 2012, the revenue generated from this lease became finance income. The finance income for the 2013 Quarter was from seven lessees while for the 2012 Quarter is was from three lessees.

Our increase in interest income was due to several factors: (i) after the 2012 Quarter we provided additional funding to our equipment notes receivable borrower totaling £825,000 ($1,544,305 applying various exchange rates) which increased our interest income for the 2013 Quarter to $88,712 versus $49,828 for the 2012 Quarter, (ii) during February 2013, we entered into a convertible promissory note which earned interest for the 2013 Quarter of $12,500 and (iii) due to the higher cash balance in our bank accounts we earned $13,781 during the 2013 Quarter versus $1,946 during the 2012 Quarter.

As we acquire additional leased equipment and enter into additional financing transactions we anticipate both rental income, finance income and interest income will continue to grow over the Operating Period.

Our expenses for the 2013 Quarter compared to the 2012 Quarter are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Expenses:
Management fees - Investment Manager	$180,000	$180,000
Depreciation and amortization	84,102	63,380
Professional fees	84,593	75,098
Fund administration expense	12,390	13,095
Acquisition costs	4,495	—
Other expenses	1,455	1,322
Foreign currency transaction loss (gain)	640,589	(256,348)

Total Expenses	$1,007,624	$76,547

During the 2013 Quarter, we incurred total expenses of $367,035, excluding a foreign currency transaction loss (gain), versus $332,895 for the 2012 Quarter, an increase of $34,140. The primary reason for the increase was due to an increase in depreciation and amortization of $20,722. Depreciation expense for the three months ended March 31, 2013 and 2012 was $37,269 and $36,000, respectively. Amortization expense for the three months ended March 31, 2013 and 2012 was $46,833 and $27,380, respectively. The increase in amortization expense was due solely to the acquisition of additional finance leases from April 2012 through the March 2013 which accordingly has increased amortization expense for the 2013 Quarter versus the 2012 Quarter by $19,453. During April 2013, the lessee of 10,000 of reusable plastic bulk storage bins purchased 5,000 of the bins and our depreciation expense will decrease beginning in May 2013 to $6,211 per month. As we increase our operating lease portfolio during the Operating Period we expect depreciation and amortization expense to increase. The increase in professional fees of $9,495 was chiefly due to increased fees for accounting fees and printing costs relate to compliance work regarding the rules and regulations of the SEC and for income tax matters. As we enter into more leasing transactions and financing projects we envision our expenses in these areas to increase as well.

For the 2013 Quarter we incurred a foreign currency transaction loss of $640,589: $615,527 was related directly to our equipment leasing transactions or project financings in the United Kingdom and $25,062 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 6.0% during the 2013 Quarter. For the 2012 Quarter we incurred a foreign currency transaction gain of $256,348: $254,080 related directly to our equipment leasing transactions and project financing in the United Kingdom and $2,268 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 3.5% during the 2012 Quarter. We do not currently, and we have no plans in the future to hedge our British pounds sterling activity. We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from period to period.

We have paid our Investment Manager a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, we raised total offering proceeds of less than $36,000,000, the management fee would be reduced to such an amount that over our entire life the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. We did not reach this equity threshold. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through December 2016. The reduced management fee calculation was based upon our Investment Managers expectation that we will conclude our business operations during June 2017. The Investment Manager will continue to monitor our operations, which may change the monthly management fee amount.

Net (Loss) Income

As a result of the factors discussed above we incurred a net loss for the 2013 Quarter of $(576,621) compared to net income for the 2012 Quarter of $124,119.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$629,488	$33,097

Investing activities	$(4,267,562)	$(3,574,234)

Financing activities	$5,397,880	$4,711,802

Sources of Liquidity

We are currently in our Operating Period. The Operating Period is the time-frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be from investing activities and the majority of our cash in-flows are expected to be from operating activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the 2013 Quarter was $629,488 and was primarily driven by the following factors; (i) we received rental payments from our finance leases totaling $818,998 (ii) we received rental payments from our operating leases totaling $61,641 (iii) accounts payable and accrued expenses increased by

$43,064 creating an additional source of cash and (iv) we had a net increase in non-cash activities totaling $344,047 which was primarily driven from our unrealized foreign currency transaction loss of $615,526. Offsetting these increases was a net loss of $576,621. We anticipate that as we enter into additional equipment leasing transactions and project financings we will generate greater net cash in-flows from operations during our Operating Period.

Investing Activities

Cash used in investing activities was $4,267,562 for the 2013 Quarter. This use of funds was solely related to our purchase of various equipment leases and financing transactions; (i) we financed the installation of a LED lighting system in the United Kingdom for $31,677, (ii) we purchased medical equipment in the United States of America for $475,317, of which $15,362 was included in accounts payable and accrued expenses at March 31, 2013, (iii) we provided financing under a convertible promissory note for $1,500,000, (iv) we provided additional financing under a Senior Loan Note Instrument totaling $156,180 and (v) we funded $2,119,750 into an escrow account in anticipation of finalizing a Loan Note in the near future.

Financing Activities

Cash provided by financing activities was $5,397,880 for the 2013 Quarter. During the 2013 Quarter we raised $5,506,000 in capital contributions from the admittance of 50 additional Limited Partners which included $100,000 capital contribution from our Investment Manager. Offsetting this increase was cash out-flow for distribution expenses of $108,120. We concluded our Offering Period on March 15, 2013 and believe going forward we will generate cash outflows primarily from distributions paid to our Limited Partners.

Financings and Borrowings

None.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after the our initial closing which occurred on May 2, 2011. We expect to make distributions to our Limited Partner’s through the Operating Period.

On May 1, 2013, we paid distributions to our Limited Partners of $698,638. Our Investment Manager was paid a distribution of $779.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

We have an Instrument with Romney Hydropower Company Limited which provides for Romney Hydropower Company Limited to borrow a total of £2,125,000. During February 2013, we advanced an additional £100,000 under the Instrument which provided further financing for a hydro-electricity generating plant located on the Romney Weir in Windsor, England. At April 30, 2013, the borrower had £150,000 of additional funding available under this Instrument.

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

Subsequent Events

Reusable Plastic Bulk Storage Bins

During April 2013, the lessee of the reusable plastic bulk storage bins contacted our Investment Manager inquiring about purchasing 5,000 of the reusable plastic bulk storage bins. The purchase price was determined based upon the buy-out calculation in the lease agreement to be $508,725. We received cash, net of a refund of the security deposit totaling $148,588, of $360,137. We received the net sale proceeds on April 11, 2013.

Submersible Vehicle

During April 2013, we entered into a lease transaction classified as a finance lease for £895,718 ($1,388,990 applying exchange rates at April 30, 2013). The equipment is used in the United Kingdom and is a remotely operated submersible vehicle used in the offshore energy industry. This equipment may be used for, but not limited to, drilling support, underwater rig inspections, repairs, maintenance and offshore wind farm construction projects. The term of the lease is for 60 months with the following schedule of payments: (i) £96,149 ($149,098 applying exchange rates at April 30, 2013) when the lease was executed, (ii) £9,164 ($14,211 applying exchange rates at April 30, 2013) was paid on or about May 1, 2013 for the period from April 14, 2013 through April 30, 2013, (iii) £17,183 ($26,646 applying exchange rates at April 30, 2013) monthly, in arrears through April 30, 2018 and (iv) £87,349 ($135,452 applying exchange rates at April 30, 2013) due on April 30, 2018. The final payment may be extended, at our option for an additional 48 months at £2,300 ($3,567 applying exchange rates at April 30, 2013). If the extended rental period is not entered into then the lessee shall pay annually, in advance, £7,996 ($12,399 applying exchange rates at April 30, 2013).

Equipment Loan Note

On March 22, 2013, we funded £1,440,000 ($2,187,216 applying exchange rates at March 31, 2013) into an escrow account for a proposed transaction. The transaction will be a Note with the total amount available under the Note totaling £1,440,000, accruing interest at 12.0% per year with borrower’s parent company has guaranteed the full amount of the Note. The interest is payable quarterly. The proceeds from the Note will be used for the purchase and operation of a hydro-electric generating plant located in Northern Ireland. The Note has an anticipated due date of April 4, 2015. The entire principal balance and unpaid interest may be paid, at any time, in advance, along with a redemption fee, as defined in the Note.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated April 5, 2013.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated April 5, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on March 17, 2011. Our Offering Period commenced on March 17, 2011 and ended on March 15, 2013. During the Offering Period, we admitted a total of 375 investors as Limited Partners, including a $100,000 investment on March 15, 2013 by the Investment Manager, received total capital contributions of $27,861,100 and issued a total of 27,861.10 Units.

During Offering Period we paid organizational and offering expenses totaling $999,118 and distribution expense to SQN Securities, LLC totaling $555,222. Due to our not achieving certain equity raising milestones during the Offering Period our General Partner and/or the Investment Manager are required to reimburse us organizational and offering expenses of $441,896. At March 15, 2013, organizational and offering expenses are limited to $557,222 or 2% of total equity raised.

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

May 15, 2013

/s/ Jeremiah Silkowski
Jeremiah Silkowski
Chief Executive Officer and President (Principal Executive Officer)

May 15, 2013

/s/ David C. Wright
David C. Wright
Chief Financial Officer (Principal Accounting and Financial Officer)