Form 10-Q
period 2013-06-30
SQN Alternative Investment Fund III, L.P.
filed 2013-08-22
CIK 1489367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-166195

SQN Alternative Investment Fund III L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-2173346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

110 William Street, 26th Floor
New York, NY	10038
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (212) 422-2166

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

At August 22, 2013, there were 27,761.10 units of the Registrant's limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

Assets
	June 30, 2013	December 31,
	(Unaudited)	2012
Cash and cash equivalents	$5,388,798	$6,503,493
Accounts receivable	17,923	—
Investments in finance leases, net	7,528,949	6,840,590
Initial direct costs, net of accumulated amortization of $377,466 and $236,377	75,770	123,840
Investments in equipment subject to operating leases, net	2,602,383	1,080,834
Residual value investments in equipment on lease	4,501,875	2,001,875
Convertible promissory note, including accrued interest of $50,000 and $-	1,550,000	—
Equipment notes receivable, including accrued interest of $536,046 and $277,703	8,308,035	3,306,391
Loan origination costs, net of accumulated amortization of $14,429 and $-	30,232	—
Due from Investment Manager	419,074	—
Other receivables	43,813	—

Total Assets	$30,466,852	$19,857,023

Liabilities and Partners' Equity

Liabilities:
Accounts payable and accrued expenses	$93,875	$38,285
Loan payable, including interest payable of $16,175 and $-	5,876,260	—
Rental income received in advance	11,626	20,547
Security deposits payable	349,288	297,176

Total Liabilities	6,331,049	356,008

Commitments and contingencies

Partners' Equity (Deficit):
Limited Partners	24,144,410	19,505,559
General Partner	(8,607)	(4,544)

Total Partners' Equity	24,135,803	19,501,015

Total Liabilities and Partners' Equity	$30,466,852	$19,857,023

See notes to condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Rental income	$82,878	$150,035	$144,519	$239,181
Finance income	287,529	70,492	540,990	130,238
Loss on asset sales	(13,058)	—	(13,058)	—
Interest income	235,811	62,013	351,712	113,787

Total Revenue	593,160	282,540	1,024,163	483,206

Expenses:
Management fees - Investment Manager	141,677	180,000	321,677	360,000
Depreciation and amortization	96,168	99,228	180,270	162,608
Professional fees	19,317	14,853	103,910	89,951
Fund administration expense	10,624	13,200	23,014	26,295
Acquisition expense	7,243	—	11,738	—
Other expenses	3,589	5,061	5,044	6,383
Interest expense	16,175	—	16,175	—
Foreign currency transaction loss	128,096	312,811	768,685	56,463

Total Expenses	422,889	625,153	1,430,513	701,700

Net income (loss)	$170,271	$(342,613)	$(406,350)	$(218,494)

Net income (loss) allocable to:
Limited Partners	$168,568	$(339,187)	$(402,287)	$(216,309)
General Partner	1,703	(3,426)	(4,063)	(2,185)

Net income (loss)	$170,271	$(342,613)	$(406,350)	$(218,494)

Weighted average number of limited partnership interests outstanding	27,802.86	14,947.20	26,077.57	12,296.47

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$6.06	$(22.69)	$(15.43)	$(17.59)

See notes to condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity
Six Months Ended June 30, 2013
(Unaudited)

	Limited Partnership Interests	Total	General Partner	Limited Partners
Balance, January 1, 2013	22,355.10	$19,501,015	$(4,544)	$19,505,559

Limited Partners capital contributions	5,506.00	5,506,000	—	5,506,000
Limited Partner redemption paid	(100.00)	(100,000)	—	(100,000)
Distribution expenses	—	(108,120)	—	(108,120)
Offering Expense Reimbursement	—	441,896	—	441,896
Distributions paid	—	(698,638)	—	(698,638)
Net income	—	(406,350)	(4,063)	(402,287)

Balance, June 30, 2013	27,761.10	$24,135,803	$(8,607)	$24,144,410

See notes to condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(406,350)	$(218,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(540,990)	(130,238)
Accrued interest income	(313,580)	(105,010)
Loss on asset sales	13,058	—
Depreciation and amortization	180,270	162,608
Interest expense payable	16,175	—
Foreign currency transaction loss	730,124	50,396
Change in operating assets and liabilities:
Accounts receivable	(17,923)	(188)
Minimum rental payments received	1,855,556	532,336
Due from Investment Manager	22,822	—
Other receivables	(43,813)
Other assets	—	21,565
Accounts payable and accrued expenses	10,930	(75,915)
Rental income received in advance	(8,921)	20,547
Due to SQN Securities. LLC	—	(1,000)

Net cash provided by operating activities	1,497,358	256,607

Cash flows from investing activities:
Purchase of finance leases	(2,528,267)	(1,592,251)
Purchase of equipment subject to operating leases	(1,937,635)	(852,824)
Purchase in residual value investments of equipment on lease	(2,500,000)	(1,367,173)
Proceeds from sale of leased assets	360,136	—
Cash paid for convertible note receivable	(1,500,000)	—
Increase in equipment notes receivable	(4,928,418)	(550,950)
Cash paid for initial direct costs	(37,196)	(70,015)

Net cash used in investing activities	(13,071,380)	(4,433,213)

Cash flows from financing activities:
Proceeds from Limited Partners' capital contributions	5,506,000	7,727,200
Proceeds from loan payable	5,860,085	—
Cash paid for organizational and offering expenses	—	(35,397)
Cash paid for distribution expenses	(108,120)	(154,545)
Cash paid for distributions to Limited Partners	(698,638)	(293,758)
Cash paid for redemption of Limited Partner Units	(100,000)	—
Increase in escrow deposits	—	2,634,000
Limited Partners capital contributions received in advance	—	(2,634,000)

Net cash provided by financing activities	10,459,327	7,243,500

Net (decrease) increase in cash and cash equivalents	(1,114,695)	3,066,894
Cash and cash equivalents, beginning of period	6,503,493	641,510

Cash and cash equivalents, end of period	$5,388,798	$3,708,404

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of initial direct costs from other assets to equipment subject to operating leases	$—	$42,641
Reclassification from offering expenses to due from Manager	$441,896	$-

See notes to condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

1.	Nature of Operations and Organization

Nature of business and operations – The accompanying consolidated financial statements of at June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited and have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of management all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission (the “SEC”) on April 5, 2013.

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

The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-savings) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. The Partnership expects to achieve its investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset and project financings; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that its Investment Manager believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk, such as vendor and rental programs. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

The General Partner of the Partnership is SQN AIF III GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, SQN Capital Management, LLC (the “Investment Manager”). Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The General Partner or its affiliates purchased 100 limited partnership interests (“Units”) for $100,000 on March 15, 2013.

On June 28, 2011, the officers of Summit Asset Management Limited (“SAM”) which prior to that date had equal ownership in the Investment Manager with SQN Capital Corporation (the parent company of the Investment Manager) resigned from both the General Partner and the Investment Manager. At that time, SAM redeemed its ownership interest in the Investment Manager.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

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

The Partnership will make, at the sole discretion of the Investment Manager, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner's capital contribution, beginning six months after the Partnership's initial closing which occurred on May 2, 2011. The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to the Limited Partners and 20% to the General Partner.

The Partnership divides its life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Partnership’s Offering Period concluded on March 15, 2013 and the Partnership may not solicit the sale of additional Units. During the Operating Period the Partnership invests most of the net offering proceeds in items of equipment that are subject to leases, equipment financing projects, and residual ownership rights in leased equipment. The Operating Period began when the Partnership started investing the net offering proceeds, which occurred on June 29, 2011, and will last for three years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions. After the net offering proceeds are invested, additional investments will be made with the cash proceeds generated from the Partnership's initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner is called “reinvestment.” After the termination of the Operating Period, the Partnership will sell its assets in the ordinary course of business, a time frame called the Liquidation Period. The Liquidation Period is expected to last four years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions.

The Partnership was declared effective by the SEC on March 17, 2011, which was the commencement date the Offering Period. The Offering Period concluded on March 15, 2013. During the Offering Period, the Partnership admitted 375 Limited Partners, raised $27,861,100 in capital contributions, issued 27,861.10 Units at $1,000 per Unit and paid organizational and offering expenses totaling $999,118. During the Offering Period the Partnership paid $555,222 in distribution expenses to SQN Securities LLC, (“Securities”) a majority-owned subsidiary of our Investment Manager. Securities was the sole selling agent for the Partnership’s Units.

Due to the Partnership not achieving certain equity raising milestones during the Offering Period the Partnership’s General Partner and/or its Investment Manager were required to reimburse a portion of the organizational and offering expenses incurred by the Partnership and reduce the management fee paid to the Investment Manager to such an amount over the Partnership’s entire life that the total average management fee will not be greater than 2% per year of the aggregate offering proceeds.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

A Limited Partner may not redeem their Units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner. During May 2013, the General Partner approved the redemption of 100 Units and directed the Partnership refunded the Limited Partner $100,000.

2.	Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Partnership and its subsidiary, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

Revenue recognition - The Partnership records revenue based upon the lease classification which is determined at the inception of the transaction and is based upon the terms of the lease or when there are significant changes to the terms of an existing lease.

The Partnership leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease, determined by the lease classification test. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

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

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $999,118, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. Total organizational and offering expenses may not exceed 2% of all offering proceeds. At the end of the Offering Period, the total offering proceeds were less than the maximum offering of $50,000,000, the General Partner was required to reimburse a portion of the organizational and offering expenses previously paid. The Offering Period ended on March 15, 2013 with the Partnership receiving $27,861,100 in total capital contributions. Due to the Partnership not achieving certain equity raising milestones during the Offering Period the Partnership’s General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $441,896. At March 15, 2013, organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At March 15, 2013, the Partnership recorded a note receivable from the Investment Manager in the principal amount of $441,896, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At June 30, 2013, the Partnership has a remaining balance, including accrued interest, on the note receivable from its Investment Manager of $419,074.

The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

The Partnership paid the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, the Partnership raised total offering proceeds of less than $36,000,000, the management fee would be reduced to such an amount that over the entire life of the Partnership the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. The Partnership did not reach this equity threshold. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through December 2016. The reduced management fee calculation was based upon the Investment Managers expectation that the Partnership will conclude its business operations during June 2017. The Investment Manager will continue to monitor the Partnership’s operations, which may change the monthly management fee amount. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the three months ended June 30, 2013 and 2012, the Partnership paid the Investment Manager $141,677 and $180,000, respectively, which is included in management fees – Investment Manager in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2013 and 2012, the Partnership paid the Investment Manager $321,677 and $360,000, respectively, which is included in management fees – Investment Manager in the accompanying condensed consolidated statements of operations.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

The Partnership paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. For the six months ended June 30, 2013 and 2012, Securities was paid distribution expenses of $108,120 and $154,545, respectively, which is included in distribution expenses in the condensed consolidated statement of changes in partners’ equity.

4.	Business Acquisition

On June 19, 2013, the Partnership acquired the primary economic risks and rewards in a newly formed variable interest entity, Bravo. The Partnership’s Investment Manager determined that this acquisition was in the best interests of the Partnership due to the following factors: (i) the Partnership was able to leverage its investments through debt at rates less than the corresponding leased equipment are earning and (ii) the Partnership’s credit risk is spread over a larger pool and more diversified selection of leased investments.

Bravo is an entity owned by a third party which acquired assets from SQN Alternative Investment Fund II (“SQN Fund II”) and the Partnership. The Partnership has a junior participation interest in Bravo, and as such, bears the positive and negative economic consequence of the entity and thus is required to be consolidated under US GAAP.

On June 19, 2013, Bravo obtained its financing as follows; (i) a non-recourse loan payable from an unrelated insurance company for $5,860,085 (See Note 10) and (ii) an equity investment from the Partnership of $3,906,724. Bravo purchased a seasoned portfolio of leased equipment from SQN Fund II, another entity managed by the Partnership’s Investment Manager. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 5), (ii) $1,937,636 in equipment subject to operating leases (See Note 6) and (iii) $2,500,000 in residual value investments in equipment on lease (See Note 7). In addition, the Partnership transferred various leased assets with a net book value of $4,137,073 to Bravo.

At June 30, 2013, Bravo is owed $43,183 from SQN Fund II, which is included in other receivables in the accompanying condensed consolidated balance sheets and related to the rental payments received by SQN Fund II during June 2013 for leased assets sold to the Partnership on June 19, 2013. All amounts due were received by the Partnership during July 2013.

5.	Investments in Finance Leases

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity.

On June 19, 2013, Bravo purchased a lease for a 20% ownership interest in an anaerobic digestion plant located in the United Kingdom from SQN Fund II for £118,564 ($187,332 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. Under the terms of the lease Bravo will receive 28 monthly payments as follows: (i) £3,935 ($5,984 applying exchange rates at June 30, 2013) through September 20, 2015 and (ii) there will be a rent holiday, where no payments are due through January 20, 2016. At the expiration of the lease term, the lessee has a purchase option as follows: (i) make a one-time payment of £16,018 ($24,360 applying exchange rates at June 30, 2013) or (ii) make 4 additional monthly payments of £3,935 ($5,984 applying exchange rates at June 30, 2013) and then a final payment of £762 ($1,159 applying exchange rates at June 30, 2013). Once the final payment is received, title to the equipment passes to the lessee. When the anaerobic digestion plant produces sufficient electricity, it will be entitled to a payment under United Kingdom government program for the production of alternative energy. Bravo will account for this as contingent rental payments.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

The purchase option is contingent upon Orchard House Foods Limited, the end user of the electricity generated by the anaerobic digestion plant, extending its service agreement for six months or longer with BioWayste Holdings Limited, the LLC’s lessee. The service agreement term runs concurrently with the lease term and is between Orchard House Foods Limited and BioWayste Holdings Limited, an independent service provider, who operates and maintains the anaerobic digestion plant.

The Partnership previously purchased the other 80% ownership interest during 2012. On June 19, 2013, the Partnership transferred the net book value of its 80% interest to Bravo.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £179,170 ($283,089 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has an initial lease term through March 31, 2015 and a renewal period through December 31, 2016. The initial lease term has one remaining quarterly payment of £62,252 ($94,673 applying exchange rates as of June 30, 2013) through June 30, 2013 and then quarterly payments of £20,380 ($30,994 applying exchange rates as of June 30, 2013) through March 31, 2015. The renewal period has quarterly payments of £6,750 ($10,265 applying exchange rates as of June 30, 2011) through December 31, 2016. At the end of the renewal period the lessee acquires title to the furniture and fixtures.

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £72,997 ($115,335 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has a remaining term of 12 months and quarterly payments of £18,627 ($28,328 applying the exchange rate as of June 30, 2013).

Information Technology Infrastructure Equipment

On June 19, 2013, Bravo purchased  lease for information technology infrastructure equipment located in the United Kingdom from SQN Fund II for £29,448 ($46,528 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has a remaining term of 15 months through September 2014 with quarterly payments of £6,091 ($9,263 applying the exchange rate as of June 30, 2013).

Submersible Vehicle

On April 17, 2013, the Partnership entered into a lease transaction classified as a finance lease for £895,718 ($1,388,990 applying exchange rates at April 30, 2013). The equipment is used in the United Kingdom and is a remotely operated submersible vehicle used in the offshore energy industry. This equipment may be used for, but not limited to, drilling support, underwater rig inspections, repairs, maintenance and offshore wind farm construction projects. The term of the lease is for 60 months with the following schedule of payments: (i) £96,149 ($149,098 applying exchange rates at April 30, 2013) was paid when the lease was executed, (ii) £9,164 ($14,211 applying exchange rates at April 30, 2013) was paid on May 2, 2013 for the period from April 14, 2013 through April 30, 2013, (iii) £17,183 ($26,646 applying exchange rates at April 30, 2013) monthly, in arrears through April 30, 2018 and (iv) £87,349 ($135,452 applying exchange rates at April 30, 2013) due on April 30, 2018. The final payment may be extended, at the Partnership’s option for an additional 48 months at £2,300 ($3,567 applying exchange rates at April 30, 2013). If the extended rental period is not entered into then the lessee will pay annually, in advance, £7,996 ($12,399 applying exchange rates at April 30, 2013).

On June 19, 2013, the Partnership transferred the net book value of its investment in the submersible vessel to Bravo.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

Medical Equipment

On March 27, 2013, the Partnership entered into a transaction classified as a finance lease for medical equipment located in the United States of America for $475,317. The finance lease has a 60 month term, requires monthly payments, in advance, of $10,500 and included a bargain purchase option at the expiration of the lease term. The initial monthly rental payment was paid on March 27, 2013. At March 31, 2013, the Partnership accrued a fee to SAM totaling $4,495 which is included in acquisition expense in the accompanying condensed consolidated statements of operations.

On June 19, 2013, the Partnership transferred the net book value of its investment in this medical equipment to Bravo.

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

Investment in finance leases consisted of the following:

	June 30, 2013	December 31,
	(Unaudited)	2012
Minimum rents receivable	$9,209,627	$8,319,597
Estimated unguaranteed residual value	535,791	465,151
Unearned income	(2,216,469)	(1,944,158)

	$7,528,949	$6,840,590

At June 30, 2013, the aggregate amounts of future minimum lease payments receivable, less amounts relating to three leases for entertainment and leisure equipment sold during July 2013, are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending June 30,
2013	$126,000	$2,721,871	$2,847,871
2014	126,000	2,162,736	2,288,736
2015	126,000	1,203,909	1,329,909
2016	126,000	1,082,731	1,208,731
2017	84,000	482,551	566,551

	$588,000	$7,653,798	$8,241,798

(1) Converted to US Dollars at June 30, 2013 exchange rate.

For the three months ended June 30, 2013 and 2012, the Partnership incurred a foreign currency transaction loss on its various investments in finance leases of $46,373 and $260,809, respectively. For the six months ended June 30, 2013 and 2012, the Partnership incurred a foreign currency transaction loss on its various investments in finance leases of $526,205 and $59,695, respectively. All amounts are included in foreign currency transaction loss in the accompanying condensed consolidated statements of operations.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

6.	Investment in Equipment Subject to Operating Leases

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in the United States of America from SQN Fund II for $1,155,000, which includes the assumption by Bravo of a security deposit of $171,000. The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term which expires on February 13, 2015 and requires monthly rental payments of $16,220.

On June 19, 2013, Bravo purchased an additional lease for a 90% ownership interest in aircraft rotables located in the Australia from SQN Fund II for $310,000, which includes the assumption by Bravo of a security deposit of $29,700. The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term which expires on March 13, 2015 and requires monthly rental payments of $3,777.

As part of these transactions Bravo became a party to a participation agreement and a service agreement with an unrelated third party (the “Participant”). Under the participation agreement the Participant acquired a 10% ownership interest by providing 10% of the financing for each transaction. Under the service agreement the Participant will receive 5% of the gross payments from the lessees. The Participant will provide program management services and inventory tracking and monitoring services for all aircraft rotable parts. Bravo is required to remit the Participant’s portion of both the participation agreement and service agreement from the gross payments from the lessee within 10 days of receipt from the lessee.

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £88,862 ($140,402 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term through November 30, 2013 and requires monthly payments of £10,253 ($15,593 applying exchange rates as of June 30, 2013).

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £37,459 ($59,186 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has three months remaining on its initial lease term and has one quarterly payment of £11,557 ($17,576 applying exchange rate as of June 30, 2013).

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £172,815 ($273,048 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term of 21 months and quarterly payments of £21,014 ($31,958 applying the exchange rate as of June 30, 2013).

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

Reusable Plastic Bulk Storage Bins

On April 4, 2013, the lessee of the reusable plastic bulk storage bins contacted the Partnership’s Investment Manager inquiring about purchasing 5,000 of the reusable plastic bulk storage bins. The purchase price was determined based upon the buy-out calculation in the lease agreement to be $508,725. The Partnership received cash, net of a refund of the security deposit payable totaling $148,588, of $360,137.

On March 29, 2012, the Partnership entered into an operating lease transaction for 10,000 reusable plastic bulk storage bins used in the agricultural and food processing industries for $1,150,000 with a lease term of 60 months. The equipment is located in the United States of America. Under the terms of the agreement the Partnership received monthly payments, in advance, of $20,547. The lessee paid a security deposit of $297,176 which would be refunded at the termination of the lease period only if the lessee has made all its payments. The Partnership paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment.

Investments in equipment subject to operating leases consisted of the following:

	June 30, 2013 (Unaudited)	December 31, 2012
Plastic bulk storage bins	$596,320	$1,192,641
Aircraft rotables	1,665,700	—
Computer equipment	140,402	—
Furniture and fixtures	332,234	—
Accumulated depreciation	(132,273)	(111,807)

	$2,602,383	$1,080,834

At June 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending June 30,
2013	$363,252	$256,542	$619,794
2014	287,041	95,874	382,915
2015	123,288	—	123,288
2016	71,918	—	71,918

	$845,499	$352,416	$1,197,915

(1) Converted to US Dollars at the June 30, 2013 exchange rate.

7.	Residual Value Investments in Equipment on Lease

Modular Accommodations

On June 19, 2013, Bravo purchased a residual value interests in modular accommodations configured as healthcare centers in the United Kingdom for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). The initial lease terms are through February 2014.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

8.	Convertible Promissory Note

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

9.	Equipment Notes Receivable

Modular Accommodations

On May 22, 2013, the Partnership entered into a construction financing loan (the “Financing’) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for the erection of modular accommodations on a college campus in the United Kingdom. The total amount available under the Financing is £1,935,000, accrues interest at 18.0% per year. The borrower’s parent company has guaranteed the Financing.

During May 2013 and June 2013, the Partnership advanced a total of £1,595,461 ($2,422,418 applying exchange rates at various dates). At June 30, 2013, the borrower had £339,539 of additional funding available under this Financing.

Hydro-electric generating plant – Northern Ireland

On April 4, 2013, the Partnership entered into an equipment note receivable (the “Note”) for £1,440,000 ($2,196,440 applying exchange rates at April 15, 2013) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located in Northern Ireland. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note will be used for the purchase and operations of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be paid, at any time, in advance, along with a redemption fee, as defined in the Note. The borrower’s parent company has guaranteed the full amount of the Note.

Hydro-electric generating plant – Windsor, England

During April 2013 and February 2013, the Partnership advanced an additional £100,000 ($153,380 applying exchange rates at April 15, 2013 and $156,180 applying exchange rates at February 15, 2013, respectively), under the Senior Loan Note Instrument (the “Instrument”) which provided further financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. At June 30, 2013, the borrower had £50,000 of additional funding available under this Instrument.

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

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

For the three months ended June 30, 2013 and 2012, the Partnership incurred a foreign currency transaction loss on its equipment notes receivable of $69,085 and $44,093, respectively. For the six months ended June 30, 2013 and 2012, the Partnership incurred a foreign currency transaction loss (gain) on its equipment notes receivable of $204,781 and $(9,300), respectively. All amounts are included in foreign currency transaction loss in the accompanying condensed consolidated statements of operations.

10.	Non-recourse Loan Payable

On June 19, 2013, Bravo borrowed $5,860,085 from an unrelated insurance company and interest accrues at 7.75% per year. The majority of the proceeds were used to acquire various types of leased equipment from SQN Fund II. Bravo has the ability to borrow additional amounts, at monthly intervals, between July 2013 and January 2014 which cumulatively total $5,508,000. The insurance company, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The insurance company has the right to receive 100% of the cash proceeds from all of these leased assets, including the leased assets transferred from the Partnership into Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

11.	Fair Value Measurements

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

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

	June 30, 2013 (Unaudited)		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Convertible promissory note, including accrued interest	$1,550,000	$1,550,000	$—	$—
Equipment notes receivable, including accrued interest	$8,308,035	$8,308,035	$3,306,391	$3,306,391

Liabilities:
Loan payable, including accrued interest	$5,876,260	$5,876,260	$—	$—

The carrying value of the Partnership’s convertible promissory note, including accrued interest approximates fair value at June 30, 2013, based on the following factors: (i) interest rates have been at or near historic low interest rates and the interest rate the Partnership was able to negotiate was higher (ii) interest rates have remained stable and the outlook for an increase in interest rates is minimal and (iii) the short period of time between the Partnership funding this convertible promissory note and the Partnership’s quarter end.

The carrying amount of the Partnership’s non-recourse equipment note receivable, including accrued interest approximates, fair value at June 30, 2013, based on the following factors: (i) interest rates have remained stable, (ii) the basic technology, the Archimedes Screw, is thousands of year old and has been successfully used in other hydro-electric generating plants in Europe and (iii) there is minimal credit risk associated with the lessee.

The carrying amount of the Partnership’s non-recourse loan payable, including accrued interest approximates fair value at June 30, 2013, based upon the following factors: (i) the Partnership was able to negotiate a favorable interest rate on the loan payable which is less than the interest rates on the non-recourse equipment that was financed, (ii) interest rates have remained stable and the outlook for an increase in interest rates is minimal and (iii) the short period of time between the Partnership borrowing the funds and the Partnership’s quarter end.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended June 30, 2013:

	Convertible Promissory Note	Equipment Notes Receivable	Loan Payable
Beginning balance, January 1, 2013	$—	$3,306,391	$—

Total gains (losses) included in earnings:
Interest income	50,000	278,008	—
Interest expense	—	—	16,175
Foreign currency transaction (loss) gain	—	(204,782)	—

Issuance of additional notes	1,500,000	4,928,418	5,860,085

Ending balance, June 30, 2013	$1,550,000	$8,308,035	$5,876,260

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

12.	Business Concentrations

For the three months ended June 30, 2013 and 2012, the Partnership had three lessee’s which accounted for approximately 52% of the Partnership’s income derived from leasing activities and two lessee’s which accounted for approximately 41% of the Partnership’s income derived from leasing activities, respectively. For the six months ended June 30, 2013 and 2012, the Partnership had four lessee’s which accounted for approximately 72% of the Partnership’s income derived from leasing activities and four lessee’s which accounted for approximately 91% of the Partnership’s income derived from leasing activities, respectively.

At June 30, 2013, the Partnership had five lessee’s which accounted for approximately 71% of the Partnership’s investment in finance leases. At June 30, 2013, the Partnership had four lessee’s which accounted for approximately 93% of the Partnerships investment in equipment subject to operating leases. At June 30, 2013, the Partnership had three lessee’s which accounted for 100% of the Partnership’s residual value investments in equipment on lease. At June 30, 2013, the Partnership’s convertible note receivable was with a single debtor and 100% of the equipment notes receivable are with three debtors.

For the six months ended June 30, 2013 and 2012, approximately 75% and 100%, respectively, of the equipment leasing and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $13,394,320 and $4,433,213, respectively, to acquire these equipment leases and financing transactions.

13.	Geographic Information

Geographic information for revenue for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30, 2013
Revenue:	United States	Europe	Australia	Total
Rental income	$57,315	$21,786	$3,777	$82,878
Finance income	$9,344	$278,185	$—	$287,529
Loss on asset sales	$(13,058)	$—	$—	$(13,058)
Interest income	$60,847	$174,964	$—	$235,811

	Three Months Ended June 30, 2012
Revenue:	United States	Europe	Total
Rental income	$61,641	$88,394	$150,035
Finance income	$—	$70,492	$70,492
Loss on asset sales	$—	$—	$—
Interest income	$6,796	$55,217	$62,013

Geographic information for revenue for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30, 2013
Revenue:	United States	Europe	Australia	Total
Rental income	$118,956	$21,786	$3,777	$144,519
Finance income	$9,344	$531,646	$—	$540,990
Loss on asset sales	$(13,058)	$—	$—	$(13,058)
Interest income	$87,995	$263,717	$—	$351,712

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

	Six Months Ended June 30, 2012
Revenue:	United States	Europe	Total
Rental income	$61,641	$177,540	$239,181
Finance income	$—	$130,238	$130,238
Loss on asset sales	$—	$—	$—
Interest income	$8,709	$105,078	$113,787

Geographic information for long-lived assets at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013 (Unaudited)
	United States	Europe	Australia	Total
Investment in finance leases, net	$447,245	$7,081,704	$—	$7,528,949
Investments in equipment subject to operating leases, net	$1,815,887	$450,193	$336,303	$2,602,383
Residual value investment equipment on lease	$1,367,173	$3,134,702	$—	$4,501,875
Convertible promissory note, including accrued interest	$1,550,000	$—	$—	$1,550,000
Equipment notes receivable, including accrued interest	$—	$8,308,035	$—	$8,308,035

	December 31, 2012
Long-lived assets:	United States	Europe	Total
Investment in finance leases, net	$—	$6,840,590	$6,840,590
Investments in equipment subject to operating leases, net	$1,080,834	$—	$1,080,834
Residual value investment equipment on lease	$1,367,173	$634,702	$2,001,875
Equipment notes receivable, including accrued interest	$—	$3,306,391	$3,306,391

14.	Indemnifications

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party's gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner and Investment Manager, no liability will arise as a result of these provisions. The General Partner and Investment Manager knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership's similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013
(Unaudited)

15.	Subsequent Events

Entertainment and Leisure Equipment

During June 2013, the Partnership’s Investment Manager was approached by the lessee of the entertainment and leisure equipment to consider an early lease termination of the three leases and subsequent purchase by the lessee. On July 1, 2013, the Partnership’s Investment Manager, based upon the remaining life of the leases, the sales proceeds and the ability to reinvest the cash proceeds, accepted the offer and sold the entertainment and leisure equipment to the lessee. The Partnership received £628,560 ($950,060 applying exchange rates at July 15, 2013). The Partnership received the cash receipts on July 2, 2013.

Modular Accommodations

On or about August 14, 2013, the Partnership advanced the remaining balance under the Financing totaling £339,539 ($525,437 applying exchange rates at August 15, 2013). At August 15, 2013, the debtor has received all advances under the Financing.

Hydro-electric generating plant – Windsor, England

On or about August 1, 2013, the Partnership advanced the remaining balance under the Instrument totaling £50,000 ($77,375 applying exchange rates at August 15, 2013). At August 15, 2013, the debtor has received all advances under the Instrument.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN Alternative Investment Fund III L.P and SQN Bravo LLC our subsidiary.

The following is a discussion of our current consolidated financial position and results of operations. This discussion should be read together with our Annual Report on Form 10-K, dated April 5, 2013. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Many of our investments are, and we anticipate will continue to be, structured as full payout or operating leases. Full payout leases generally are leases under which the rent over the initial term of the lease will return our invested capital plus an appropriate return without consideration of the residual value, and where the lessee may acquire the equipment or other assets at the expiration of the lease term. Operating leases generally are leases under which the aggregate non-cancelable rental payments during the original term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment or other assets leased under the lease.

We also invest by way of participation agreements and residual sharing agreements where we would acquire an interest in a pool of equipment or other assets, or rights to the equipment or other assets, at a future date. We also may structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we may use other investment structures that our Investment Manager believes will provide us with the appropriate level of security, collateralization, and flexibility to optimize our return on our investment while protecting against downside risk, such as vendor and rental programs. In many cases, the structure will include us holding title to or a priority or controlling position in the equipment or other asset.

The overall composition of our portfolio cannot be completely determined until we invest all the offering proceeds. At June 30, 2013, we were invested in assets, equipment and project financings that are considered essential use or core to a business or operation in the following industries: agricultural (8%), education (10%), energy (32%), entertainment (5%), information technology (4%), insurance (6%), manufacturing (10%), medical (15%), professional services (3%) and transportation (7%). Our Investment Manager also may identify other assets or industries that meet our investment objectives. We currently invest in assets and equipment located primarily within the European Union (predominately in the United Kingdom) and the United States of America. We are exploring opportunities in other areas of the world as well.

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

Recent Significant Transactions

Business Acquisition

On June 19, 2013, we acquired the primary economic risks and rewards in a newly formed variable interest entity, SQN Bravo LLC (“Bravo”) and accordingly, we now consolidate Bravo into our financial statements and results of operations. Our Investment Manager determined that this acquisition was in our best interests due to the following factors: (i) we were able to leverage our investments through debt at rates less than the corresponding leased equipment are earning and (ii) our credit risk is spread over a larger pool and more diversified selection of leased investments.

On June 19, 2013, Bravo obtained its financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. Bravo purchased a seasoned portfolio of leased equipment from SQN Alternative Investment Fund II, LLC (“SQN Fund II”), another entity managed by our Investment Manager. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases, (ii) $1,937,636 in equipment subject to operating leases and (iii) $2,500,000 in residual value investments in equipment on lease. In addition, we transferred various leased assets with a net book value of $4,137,073 to Bravo.

The finance leases purchased from SQN Fund II by Bravo are discussed below.

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity.

On June 19, 2013, Bravo purchased a lease for a 20% ownership interest in an anaerobic digestion plant located in the United Kingdom for £118,564 ($187,332 applying the exchange rate used in the agreement). Under the terms of the lease Bravo will receive 28 monthly payments as follows: (i) £3,935 ($5,984 applying exchange rates at June 30, 2013) through September 20, 2015 and (ii) there will be a rent holiday, where no payments are due through January 20, 2016. At the expiration of the lease term, the lessee has a purchase option as follows: (i) make a one-time payment of £16,018 ($24,360 applying exchange rates at June 30, 2013) or (ii) make 4 additional monthly payments of £3,935 ($5,984 applying exchange rates at June 30, 2013) and then a final payment of £762 ($1,159 applying exchange rates at June 30, 2013). Once the final payment is received, title to the equipment passes to the lessee. When the anaerobic digestion plant produces sufficient electricity, it will be entitled to a payment under United Kingdom government program for the production of alternative energy. Bravo will account for this as contingent rental payments.

The purchase option is contingent upon Orchard House Foods Limited, the end user of the electricity generated by the anaerobic digestion plant, extending its service agreement for six months or longer with BioWayste Holdings Limited, the LLC’s lessee. The service agreement term runs concurrently with the lease term and is between Orchard House Foods Limited and BioWayste Holdings Limited, an independent service provider, who operates and maintains the anaerobic digestion plant.

   We previously purchased the other 80% ownership interest during 2012. On June 19, 2013, we transferred the net book value of our 80% interest to Bravo.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom for £72,997 ($115,335 applying the exchange rate used in the agreement). The lease has a remaining term of 12 months and quarterly payments of £18,627 ($28,328 applying the exchange rate as of June 30, 2013).

         Information Technology Infrastructure Equipment

        On June 19, 2013, Bravo purchased a lease for information technology infrastructure equipment located in the United Kingdom for £29,448 ($46,528 applying the exchange rate used in the agreement). The lease has a remaining term of 15 months through September 2014 with quarterly payments of £6,091 ($9,263 applying the exchange rate as of June 30, 2013).

The operating leases purchased from SQN Fund II by Bravo are discussed below.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in the United States of America for $1,155,000, which includes the assumption by Bravo of a security deposit of $171,000. The lease has a remaining term which expires on February 13, 2015 and requires monthly rental payments of $16,220.

On June 19, 2013, Bravo purchased an additional lease for a 90% ownership interest in aircraft rotables located in the Australia for $310,000, which includes the assumption by Bravo of a security deposit of $29,000. The lease has a remaining term which expires on March 13, 2015 and requires monthly rental payments of $3,777.

As part of these transactions Bravo became a party to a participation agreement and a service agreement with an unrelated third party (the “Participant”). Under the participation agreement the Participant acquired a 10% ownership interest by providing 10% of the financing for each transaction. Under the service agreement the Participant will receive 5% of the gross payments from the lessees. The Participant will provide program management services and inventory tracking and monitoring services for all aircraft rotable parts.

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom for £88,862 ($140,402 applying the exchange rate used in the agreement). The lease has a remaining term through November 30, 2013 and requires monthly payments of £10,253 ($15,593 applying exchange rates as of June 30, 2013).

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom for £37,459 ($59,186 applying the exchange rate used in the agreement). The lease has three months remaining on its initial lease term and has one quarterly payment of £11,557 ($17,576 applying exchange rate as of June 30, 2013).

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom for £172,815 ($273,048 applying the exchange rate used in the agreement). The lease has a remaining term of 21 months and quarterly payments of £21,014 ($31,958 applying the exchange rate as of June 30, 2013).

The residual value investment purchased from SQN Fund II by Bravo is discussed below.

Modular Accommodations

On June 19, 2013,  Bravo purchased a residual value interest in modular accommodations configured as healthcare centers in the United Kingdom for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). The initial lease terms are through February 2014.

Loan Payable Non-Recourse

OnJune 19, 2013, Bravo borrowed $5,860,085 from an unrelated insurance company and interest accrues at 7.75% per year. The majority of the proceeds were used by Bravo to acquire various types of leased equipment from SQN Fund II, as discussed above. Bravo has the ability to borrow additional amounts, at monthly intervals, between July 2013 and January 2014 which cumulatively total $5,508,000. The insurance company, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo, including the leased assets we transferred to Bravo. The insurance company has the right to receive 100% of the cash proceeds from all of these leased assets, including the leased assets transferred from us to Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

During the six months ended we entered into significant transactions for the acquisition of leased assets and project financing arrangements as discussed below.

Modular Accommodations

On May 22, 2013, we entered into a project financing arrangement for a construction financing loan (the “Financing’) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for the erection of modular accommodations on a college campus in the United Kingdom. The total amount available under the Financing is £1,935,000, accrues interest at 18.0% per year. During May 2013 and June 2013, we advanced a total of £1,595,461 ($2,422,418 applying exchange rates at various dates). At June 30, 2013, the borrower had £339,539 of additional funding available under this Financing. The borrower’s parent company has guaranteed the Financing.

Hydro-electric generating plant – Northern Ireland

On April 4, 2013, we entered into a project financing arrangement for a hydro-electric generating plant located in Northern Ireland with an equipment note receivable (the “Note”) for £1,440,000 ($2,196,440 applying exchange rates at April 15, 2013) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located in Northern Ireland. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note will be used for the purchase and operations of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be paid, at any time, in advance, along with a redemption fee, as defined in the Note. The borrower’s parent company has guaranteed the full amount of the Note.

Submersible Vehicle

On April 17, 2013, we entered into a lease transaction classified as a finance lease for £895,718 ($1,388,990 applying exchange rates at April 30, 2013). The equipment is used in the United Kingdom and is a remotely operated submersible vehicle used in the offshore energy industry. This equipment may be used for, but not limited to, drilling support, underwater rig inspections, repairs, maintenance and offshore wind farm construction projects. The term of the lease is for 60 months with the following schedule of payments: (i) £96,149 ($149,098 applying exchange rates at April 30, 2013) was paid when the lease was executed, (ii) £9,164 ($14,211 applying exchange rates at April 30, 2013) was paid on May 2, 2013 for the period from April 14, 2013 through April 30, 2013, (iii) £17,183 ($26,646 applying exchange rates at April 30, 2013) monthly, in arrears through April 30, 2018 and (iv) £87,349 ($135,452 applying exchange rates at April 30, 2013) due on April 30, 2018. The final payment may be extended, at the Partnership’s option for an additional 48 months at £2,300 ($3,567 applying exchange rates at April 30, 2013). If the extended rental period is not entered into then the lessee will pay annually, in advance, £7,996 ($12,399 applying exchange rates at April 30, 2013).

        On June 19, 2013, we transferred the net book value of our investment in the submersible vessel to Bravo.

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

        The following table illustrates the Bravo transaction, showing the industry and amount paid or the net book value for the leased assets acquired by Bravo on June 19, 2013:

	Leased Assets Purchased from SQN Fund II by Bravo	Net Book Value of Leased Assets Traqnsferred from US to Bravo
Finance leases:
Anaerobic Digestion Plant	$187,332	$597,712
Computer equipment	—	1,044,821
Furniture and Fixtures	398,424	—
Information Technology Infrastructure Equipment	46,528	—
Medical equipment	—	463,661
Stadium sound system	—	460,850
Submersible vessle	—	1,209,258

Purchase price for finance leases	$632,284	$3,776,302

Equipment subject to operating leases
Aircraft rotables	$1,465,000	$—
Agricultural equipment	—	360,771
Furniture and Fixtures	273,048	—
Information Technology Infrastructure	199,588	—

Purchase price for equipment subject to operating leases	$1,937,636	$360,771

Residual value investments in equipment on lease
Modular Accommoations	$2,500,000	$—

Purchase price for residual value investments in equipment on lease	$2,500,000	$—

Total purchase for leased assets	$5,069,920	$4,137,073

Recent Accounting Pronouncements

Refer to Part I Item 1. Financial Statements, Note 2 Summary of Significant Accounting Policies, Recent Accounting Pronouncements in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our consolidated financial results. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Business Overview

Our Offering Period commenced on March 17, 2011 and concluded on March 15, 2013. During that time we admitted a total of 375 investors as Limited Partners, including a $100,000 investment on March 15, 2013 by our Investment Manager, received total capital contributions of $27,861,100 and issued a total of 27,861.10 Units. During the Offering Period we had significant cash in-flows from financing activities. Going forward, we anticipate that financing activities will generally experience cash out-flows principally due to distributions we will pay to our Limited Partners.

On June 19, 2013, we acquired the primary economic risks and rewards in a newly formed variable interest entity, Bravo, and accordingly, we now consolidate Bravo into our financial statements and results of operations. Our Investment Manager determined that this acquisition was in our best interests due to the following factors: (i) we were able to leverage our investments through debt at rates less than the corresponding leased equipment are earning and (ii) our credit risk is spread over a larger pool and more diversified selection of leased investments.

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

Results of Operations for the three months ended June 30, 2013 (the “2013 Quarter”) compared to the three months ended June 30, 2012 (the “2012 Quarter”)

Our revenue for the 2013 Quarter compared to the 2012 Quarter is summarized as follows:

	Three Months Ended June 30,
	2013	2012
Revenue:
Rental income	$82,878	$150,035
Finance income	287,529	70,492
Loss on asset sales	(13,058)	—
Interest income	235,811	62,013

Total Revenue	$593,160	$282,540

For the 2013 Quarter we earned total revenue of $593,160 which is an increase of $310,620 from our 2012 Quarter. The increase in total revenue was due to increased revenue from both finance income and interest income which was offset by a decrease in rental income. The increase in finance income of $217,037 was due principally to the following factors: (i) for the 2013 Quarter we earned finance income from eleven lessee’s versus three lessee’s for the 2012 Quarter which increased finance revenue by $103,792 and (ii) the lessee of a bottling recycling and extrusion production line located in the United Kingdom earned finance income during the 2013 Quarter of $107,477 while during the 2012 Quarter we earned rental income of $88,394. The lessee of the bottling recycling and extrusion production line concluded its initial rental period at the conclusion of the 2012 Quarter and entered into the fixed rental period for 60 months. At the conclusion of the initial rental period our Investment Manager re-tested the lease and determined the proper lease classification for the fixed rental period was a finance lease. The decrease in rental income was solely due to the reclassification of the bottling recycling and extrusion production line from an operating lease prior to the end of the 2012 Quarter. This decrease was offset by five lessee’s which increased rental income by $41,783 for the 2013 Quarter. Our total revenue during the 2013 Quarter included revenue from Bravo of $52,057 from rental income and $55,619 from finance income. During July 2013, we sold our three entertainment and leisure equipment leases to the lessee, these leases earned finance revenue of $42,687 during the 2013 Quarter.

We earned interest income during the 2013 Quarter of $235,811, an increase from the 2012 Quarter of $173,798 which was substantially due to our providing financing to several new projects and providing additional funding to a previously existing project. During the 2013 Quarter we provided financing for two projects, a hydro-electric generating plant and a construction loan for college, both located in the United Kingdom. During the 2013 Quarter we earned interest income from these projects totaling $79,903. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom and earned interest income $39,781 over the interest income earned in the 2012 Quarter. For the 2013 Quarter we also earned interest income from a convertible promissory note totaling $37,500 and from a note receivable from our Investment Manager totaling $11,571.

As we acquire additional leased equipment and enter into additional financing transactions during our Operating Period, we anticipate both rental income, finance income and interest income will continue to grow.

Our expenses for the 2013 Quarter compared to the 2012 Quarter are summarized as follows:

	Three Months Ended June 30,
	2013	2012
Expenses:
Management fees - Investment Manager	$141,677	$180,000
Depreciation and amortization	96,168	99,228
Professional fees	19,317	14,853
Fund administration expense	10,624	13,200
Acquisition costs	7,243	—
Other expenses	3,589	5,061
Interest expense	16,175	—
Foreign currency transaction loss (gain)	128,096	312,811

Total Expenses	$422,889	$625,153

        During the 2013 Quarter, we incurred total expenses of $294,793, excluding a foreign currency transaction loss, versus $312,342 for the 2012 Quarter, a decrease of $17,549. The primary reason for the decrease was due to a decrease in monthly management fees payable to our investment manager. The decrease occurred because we did not achieve certain equity raising milestones during the Offering Period which resulted in the reduction of management fee from $60,000 per month to $47,226 beginning April 2013. This decrease was somewhat offset by an increase in interest expense totaling $16,175. During the 2013 Quarter Bravo borrowed $5,860,085 and used the cash provided to acquire various types of leased assets from SQN Fund II. Bravo will continue to incur interest expense into the foreseeable future and the interest expense may increase if Bravo exercises its ability to borrow additional funds.

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

For the 2013 Quarter we incurred a foreign currency transaction loss of $128,096 which was incurred as follows: (i) $114,335 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) $13,741 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 0.1% during the 2013 Quarter. For the 2012 Quarter we incurred a foreign currency transaction loss of $312,811 which was incurred as follows: (i) $304,902 related directly to our equipment leasing transactions and project financing in the United Kingdom and (ii) $7,909 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 2.3% during the 2012 Quarter. We do not currently, and we have no plans in the future to hedge our British pounds sterling activity. We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from period to period.

Net Income (Loss)

As a result of the factors discussed above we generated net income for the 2013 Quarter of $170,271 compared to net loss for the 2012 Quarter of $(342,613).

Results of Operations for the six months ended June 30, 2013 (the “2013 Period”) compared to the six months ended June 30, 2012 (the “2012 Period”)

Our revenue for the 2013 Period compared to the 2012 Period is summarized as follows:

	Six Months Ended June 30,
	2013	2012
Revenue:
Rental income	$144,519	$239,181
Finance income	540,990	130,238
Loss on asset sales	(13,058)	—
Interest income	351,712	113,787

Total Revenue	$1,024,163	$483,206

For the 2013 Period we earned total revenue of $1,024,163, an increase of $540,957 from the 2012 Period. The increase in total revenue was due to increased revenue from both finance income and interest income which was offset by a decrease in rental income. The increase in finance income of $410,752 was due principally to the following factors: (i) for the 2013 Period we earned finance income from eleven lessee’s versus three lessee’s for the 2012 Quarter which increased finance revenue by $183,961 and (ii) the lessee of a bottling recycling and extrusion production line located in the United Kingdom earned finance income during the 2013 Period of $218,558 while during the 2012 Period earned rental income of $177,540. The lessee of the bottling recycling and extrusion production line concluded its initial rental period at the conclusion of the 2012 Period and entered into the fixed rental period for 60 months. At the conclusion of the initial rental period our Investment Manager re-tested the lease and determined the proper lease classification for the fixed rental period was a finance lease. The decrease in rental income was solely due to the reclassification of the bottling recycling and extrusion production line from an operating lease prior to the end of the 2012 Period. This decrease was offset by five lessee’s which increased rental income by $41,783 for the 2013 Period. Our total revenue during the 2013 Period included revenue from Bravo of $52,057 from rental income and $55,619 from finance income. During July 2013, we sold our three entertainment and leisure equipment leases to the lessee, these leases earned finance revenue of $95,339 during the 2013 Period.

We earned interest income during the 2013 Period of $351,712, an increase from the 2012 Period of $237,925 which was substantially due to our providing financing to several new projects and providing additional funding to a previously existing project. During the 2013 Period we provided financing for two projects, a hydro-electric generating plant and a construction loan for college, both located in the United Kingdom. During the 2013 Period we earned interest income from these projects totaling $79,903. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom and earned interest income of $78,665 over the interest income earned in the 2012 Period. For the 2013 Quarter we also earned interest income from a convertible promissory note totaling $50,000 and from a note receivable from our Investment Manager totaling $12,479.

As we acquire additional leased equipment and enter into additional financing transactions during our Operating Period, we anticipate both rental income, finance income and interest income will continue to grow.

Our expenses for the 2013 Period compared to the 2012 Period are summarized as follows:

	Six Months Ended June 30,
	2013	2012
Expenses:
Management fees - Investment Manager	$321,677	$360,000
Depreciation and amortization	180,270	162,608
Professional fees	103,910	89,951
Fund administration expense	23,014	26,295
Acquisition costs	11,738	6,383
Other expenses	5,044	—
Interest expense	16,175	—
Foreign currency transaction loss (gain)	768,685	56,463

Total Expenses	$1,430,513	$701,700

        During the 2013 Period, we incurred total expenses of $661,828, excluding a foreign currency transaction loss, versus $645,237 for the 2012 Period, a decrease of $16,591. The primary reason for the decrease was due to a decrease in monthly management fees payable to our Investment Manager. The decrease occurred because we did not achieve certain equity raising milestones during the Offering Period which resulted in the reduction of our management fee from $60,000 per month to $47,226 beginning April 2013. This decrease was offset by increases in depreciation and amortization, professional fees and interest expense. The increase in depreciation and amortization was primarily due to an increase in depreciation expense which was the result of leased assets acquired through Bravo which were classified as operating leases and generated $39,099 of additional depreciation expense. The increase in professional fees of $13,959 from the 2012 Period was principally due to increased fees relate to compliance work regarding the rules and regulations of the SEC and for income tax matters. The increase an increase in interest expense totaled $16,175 and was due solely to the fact that Bravo borrowed $5,860,085 and used the cash provided to acquire various types of leased assets from SQN Fund II. Bravo will continue to incur interest expense into the foreseeable future and the interest expense may increase if Bravo exercises its ability to borrow additional funds.

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

For the 2013 Period we incurred a foreign currency transaction loss of $768,685, which was comprised of the following: (i) $729,882 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and $38,803 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 6% during the 2013 Period. For 2012 Period we incurred a foreign transaction loss of $56,463, which was comprised of the following: (i) $50,395 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and $6,068 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 1% during the 2013 Period. We do not currently, and we have no plans in the future to hedge our British pounds sterling activity. We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from period to period.

Net Loss

As a result of the factors discussed above we incurred a net loss for the 2013 Period of $406,350 compared to a net loss for the 2012 Period of $218,494.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$1,497,358	$256,607
Investing activities	$(13,071,38)	(4,433,213)
Financing activities	$10,459,327	$7,243,500

Sources of Liquidity

We are currently in our Operating Period. The Operating Period is the time-frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be from investing activities and the majority of our cash in-flows are expected to be from operating activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our Limited Partners, general and administrative expenses, interest on Bravo's non-recourse loan payable, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the 2013 Period was $1,497,358 and was primarily driven by the following factors; (i) we received rental payments from our finance leases totaling $1,855,556 (ii) we received rental payments from our operating leases totaling $92,462 and (iii) we had a net increase in non-cash activities totaling $85,057. This net increase in non-cash activities is comprised of both increases and decreases. We had increases from our unrealized foreign currency transaction loss of $730,124 and depreciation and amortization of $180,270. Offsetting these increases were decreases in finance income of $540,990 and accrued interest income of $313,580. We incurred a net loss of $406,350 which decreased cash from operations for the 2013 Period. We anticipate that as we enter into additional equipment leasing transactions and project financings we will generate greater net cash in-flows from operations during our Operating Period.

Investing Activities

   Cash used in investing activities was for the 2013 Period was $13,071,380, of which $6,965,902 was used to purchase leased assets, $4,928,418 was used to providing financing to several new projects and providing additional funding to a previously existing project and $1,500,000 was used to fund a convertible promissory note. Bravo used $5,069,920 to acquire leased assets from SQN Fund II. This included $632,284 in finance leases, $1,937,636 in equipment subject to operating leases and $2,500,000 in residual value investments in equipment on lease. During the 2013 Period we also purchased a submersible vehicle for $1,388,990 and medical equipment for $475,317, both leased assets were transferred to Bravo on June 19, 2013. During the 2013 Period we provided financing for two new projects, $2,196,440 for a hydro-electric generating plant and $2,422,418 for a construction loan for college, both located in the United Kingdom. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom during the 2013 Period for $309,560.

Financing Activities

  Cash provided by financing activities was $10,459,327 for the 2013 Period. During the 2013 Period we raised $5,506,000 in capital contributions from the admittance of 50 additional Limited Partners which included $100,000 capital contribution from our Investment Manager. During the 2013 Period Bravo borrowed $5,860,085 from an unrelated insurance company. The majority of the proceeds were used by Bravo to acquire leased assets from SQN Fund II. Offsetting these increases were cash out-flows for distribution expenses paid to Securites of $108,120, distributions paid to our Limited Partners of $698,638 and redemption of our Units of $100,000. We concluded our Offering Period on March 15, 2013 and believe going forward we will generate cash out-flows primarily from distributions paid to our Limited Partners.

Financings and Borrowings

        On June 19, 2013, Bravo borrowed $5,860,085 from an unrelated insurance company with interest accruing at 7.75% per year. The majority of the proceeds were used by Bravo to acquire leased assets from SQN Fund II. Bravo has the ability to borrow additional amounts, at monthly intervals, between July 2013 and January 2014 which cumulatively total $5,508,000. The insurance company, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo, including leased assets we transferred to Bravo from us. The insurance company has the right to receive 100% of the cash proceeds from all of these leased assets, including the leased assets transferred from us to Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner's capital contribution which began six months after the our initial closing which occurred on May 2, 2011. We expect to make distributions to our Limited Partner’s through the Operating Period.

On May 1, 2013, we paid distributions to our Limited Partners of $698,638. Our Investment Manager was paid a distribution of $779.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

We are currently reviewing numerous projects in which to invest our cash. The range of our potential investments is approximately $4,000,000 to $6,000,000. We are currently in varying stages of our due diligence process and in negotiations with the other parties and expect transactions to finalize throughout the summer.

We have an Instrument with Romney Hydropower Company Limited which provides for Romney Hydropower Company Limited to borrow a total of £2,125,000. During April 2013 and February 2013, we advanced an additional £100,000 each month ($153,380 applying exchange rates at April 15, 2013 and $156,180 applying exchange rates at February 15, 2013, respectively) under the Instrument which provided further financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. At June 30, 2013, the borrower had £50,000 of additional funding available under this Instrument. Romney Hydropower received the £50,000 ($77,375 applying exchange rates at August 15, 2013) during early August 2013.

We entered into a construction financing loan (the “Financing’) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for the erection of modular accommodations on a college campus in the United Kingdom. The total amount available under the Financing is £1,935,000. During June 2013 and May 2013, we advanced a total of £1,595,461 ($2,422,418 applying exchange rates at various dates). At June 30, 2013, the borrower had £339,539 of additional funding available under this Financing. On or about August 14, 2013, we advanced the remaining balance under the Financing totaling £339,539 ($525,437 applying exchange rates at August 15, 2013).

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

In the normal course of business, we enter into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party's gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of our General Partner and our Investment Manager, no liability will arise as a result of these provisions. Our General Partner and our Investment Manager knows of no facts or circumstances that would make our contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, we believe that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under our similar commitments is remote. Should any such indemnification obligation become payable, we would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.

    Off-Balance Sheet Transactions

None.

   Contractual Obligations

During the Operating Period, we anticipate paying a semi-annual cash distribution to our partners equal to 3% of their capital contributions.

   On June 19, 2013, Bravo borrowed $5,860,085 from an unrelated insurance company with interest accruing at 7.75% per year. The majority of the proceeds were used to acquire leased assets from SQN Fund II. Bravo has the ability to borrow additional amounts, at monthly intervals, between July 2013 and January 2014 which cumulatively total $5,508,000. The insurance company, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The insurance company has the right to receive 100% of the cash proceeds from all of these leased assets, including the leased assets transferred from us into Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

Subsequent Events

Entertainment and Leisure Equipment

During June 2013, our Investment Manager was approached by the lessee of the entertainment and leisure equipment to consider an early lease termination of the three leases and subsequent purchase by the lessee. On July 1, 2013, our Investment Manager, based upon the remaining life of the leases, the sales proceeds and the ability to reinvest the cash proceeds, accepted the offer and sold the entertainment and leisure equipment to the lessee. We received £628,560 ($950,060 applying exchange rates at July 15, 2013). We received the cash receipts on July 2, 2013.

Modular Accommodations

On or about August 14, 2013, we advanced the remaining balance under the Financing totaling £339,539 ($525,437 applying exchange rates at August 15, 2013). At August 15, 2013, the debtor has received all advances under the Financing.

Hydro-electric generating plant – Windsor, England

On or about August 1, 2013, we advanced the remaining balance under the Instrument totaling £50,000 ($77,375 applying exchange rates at August 15, 2013). At August 15, 2013, the debtor has received all advances under the Instrument.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated April 5, 2013.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s  and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

August 22, 2013

/s/ Jeremiah Silkowski
Jeremiah Silkowski
Chief Executive Officer and President (Principal Executive Officer)

August 22, 2013

/s/ David C. Wright
David C. Wright
Chief Financial Officer (Principal Accounting and Financial Officer)