Form 10-Q
period 2013-09-30
SQN Alternative Investment Fund III, L.P.
filed 2013-11-14
CIK 1489367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

At November 14, 2013, there were 27,761.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiary
 (A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

	Sepetmber 30, 2013	December 31,
	(Unaudited)	2012
Assets
Cash and cash equivalents	$6,677,129	$6,503,493
Investments in finance leases, net	6,508,653	6,840,590
Initial direct costs, net of accumulated amortization of $377,466 and $154,886	42,185	123,840
Investments in equipment subject to operating leases, net	2,466,450	1,080,834
Residual value investments in equipment on lease	3,134,702	2,001,875
Convertible promissory note	1,457,143	—
Equipment notes receivable, including accrued interest of $570,695 and $194,473	9,540,472	3,306,391
Loan origination costs, net of accumulated amortization of $24,123 and $-	68,393	—
Note from Investment Manager	393,953	—
Due from SQN Alternative Investment Fund II, LLC	93,730	—
Other assets	1,437,890	—

Total Assets	$31,820,700	$19,857,023

Liabilities and Partners’ Equity

Liabilities:
Accounts payable and accrued expenses	$78,992	$38,285
Loan payable, including interest payable of $2,298 and $-	5,835,979	—
Rental income received in advance	33,546	20,547
Security deposits payable	349,288	297,176

Total Liabilities	6,297,805	356,008

Commitments and contingencies

Partners’ Equity (Deficit):
Limited Partners	25,517,632	19,505,559
General Partner	5,263	(4,544)

Total Partners’ Equity	25,522,895	19,501,015

Total Liabilities and Partners’ Equity	$31,820,700	$19,857,023

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Rental income	$177,949	$61,771	$322,468	$300,952
Finance income	261,813	226,321	802,803	356,559
Gain on asset sales	89,436	—	76,378	—
Interest income	306,667	76,808	658,379	190,595

Total Revenue	835,865	364,900	1,860,028	848,106

Expenses:
Management fees - Investment Manager	141,677	180,000	463,354	540,000
Depreciation and amortization	169,519	114,220	349,789	276,828
Professional fees	44,867	62,916	148,777	152,867
Fund administration expense	5,818	13,892	28,832	40,187
Acquisition expense	750	—	12,488	—
Other expenses	8,852	2,018	13,896	8,401
Interest expense	113,248	—	129,423	—
Foreign currency transaction gain	(1,035,957)	(378,650)	(267,272)	(322,187)

Total Expenses	(551,226)	(5,604)	879,287	696,096

Net income	$1,387,091	$370,504	$980,741	$152,010

Net income (loss) allocable to:
Limited Partners	$1,373,220	$366,799	$970,934	$150,490
General Partner	13,871	3,705	9,807	1,520

Net income	$1,387,091	$370,504	$980,741	$152,010

Weighted average number of limited partnership interests outstanding	27,761.10	17,692.31	26,644.91	14,108.21

Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$49.47	$20.73	$36.44	$10.67

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
 Condensed Consolidated Statement of Changes in Partners’  Equity
Nine Months Ended September 30, 2013
(Unaudited)

	Limited Partnership Interests	Total	General Partner	Limited Partners
Balance, January 1, 2013	22,355.10	$19,501,015	$(4,544)	$19,505,559

Limited Partners capital contributions	5,506.00	5,506,000	—	5,506,000
Limited Partner redemption paid	(100.00)	(100,000)	—	(100,000)
Distribution expenses	—	(108,120)	—	(108,120)
Offering Expense Reimbursement	—	441,897	—	441,897
Distributions paid	—	(698,638)	—	(698,638)
Net income	—	980,741	9,807	970,934

Balance, September 30, 2013	27,761.10	$25,522,895	$5,263	$25,517,632

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$980,741	$152,010
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(802,803)	(356,559)
Accrued interest income	(513,255)	(173,316)
Gain on asset sales	(76,378)	—
Depreciation and amortization	349,787	276,828
Interest expense payable	2,298	—
Foreign currency transaction gain	(186,673)	(330,759)
Change in operating assets and liabilities:
Accounts receivable	—	28,497
Accrued interest income received	270,239	—
Minimum rental payments received	2,674,570	1,246,996
Due from SQN Alternative Investment Fund II, LLC	(93,730)	—
Other assets	(1,437,890)	21,565
Accounts payable and accrued expenses	40,707	(65,309)
Rental income received in advance	12,999	20,547

Net cash provided by operating activities	1,220,612	820,500

Cash flows from investing activities:
Purchase of finance leases	(2,528,269)	(3,822,818)
Purchase of equipment subject to operating leases	(1,937,635)	(852,824)
Purchase in residual value investments of equipment on lease	(2,500,000)	(1,367,173)
Proceeds from sale of leased assets	2,711,367	—
Cash paid for convertible note receivable	(1,500,000)	—
Principal payments received on convertible notes	42,857	—
Loan origination costs	(100,516)	—
Increase in equipment notes receivable	(8,748,522)	(862,410)
Cash received for repayment of note receivable	3,070,071	—
Increase in escrow deposits	—	2,634,000
Cash paid for initial direct costs	(37,196)	(161,398)

Net cash used in investing activities	(11,527,843)	(4,432,623)

Cash flows from financing activities:
Proceeds from Limited Partners’ capital contributions	5,506,000	10,278,700
Proceeds from loan payable	5,860,085	—
Principal payments of loan payable	(26,404)	—
Cash paid for organizational and offering expenses	—	(35,397)
Cash paid for distribution expenses	(108,120)	(205,575)
Cash paid for distributions to Limited Partners	(698,638)	(293,758)
Cash paid for redemption of Limited Partner Units	(100,000)	—
Note from Investment Manager	47,944	—
Note to SQN Securities. LLC	—	(1,000)
Limited Partners capital contributions received in advance	—	(2,634,000)

Net cash provided by financing activities	10,480,867	7,108,970

Net increase in cash and cash equivalents	173,636	3,496,847
Cash and cash equivalents, beginning of period	6,503,493	641,510

Cash and cash equivalents, end of period	$6,677,129	$4,138,357

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary
 (A Delaware Limited Partnership)
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of initial direct costs from other assets to equipment subject to operating leases	$—	$42,641
Reclassification from offering expenses to due from Manager	$441,897	$—

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

1.	Nature of Operations and Organization

Nature of business and operations – The accompanying consolidated financial statements of SQN Alternative Investment Fund III, LP at September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited and have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of management all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission (the “SEC”) on April 5, 2013.

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

On June 19, 2013, the Partnership entered into a transaction with a newly formed special purpose entity, SQN Bravo LLC (“Bravo), in which the Partnership acquired the economic risks and rewards associated with the underlying transactions. Beginning on June 19, 2013, the Partnership consolidated the activity of Bravo.

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
Nine Months Ended September 30, 2013
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

Due to the Partnership not achieving certain equity raising milestones during the Offering Period the Partnership’s General Partner and/or its Investment Manager were required to reimburse a portion of the organizational and offering expenses incurred by the Partnership and reduce the management fee paid to the Investment Manager to such an amount over the Partnership’s entire life that the total average management fee will not be greater than 2% per year of the aggregate offering proceeds (See note 3).

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
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

Equipment Notes Receivable - Equipment notes receivable are reported in the Partnership’s balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originated loans, if any, are reported as other assets in the Partnership’s balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Partnership periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

Foreign currency transactions - The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currencies. Accordingly, certain assets and liabilities are translated at either the actual month end exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s results of operations.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
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

The General Partner is responsible for the day-to-day operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $999,118, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. Total organizational and offering expenses may not exceed 2% of all offering proceeds. At the end of the Offering Period, the total offering proceeds were less than the maximum offering of $50,000,000, the General Partner was required to reimburse a portion of the organizational and offering expenses previously paid. The Offering Period ended on March 15, 2013 with the Partnership receiving $27,861,100 in total capital contributions. Due to the Partnership not achieving certain equity raising milestones during the Offering Period the Partnership’s General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $441,896. At March 15, 2013, organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At March 15, 2013, the Partnership recorded a note receivable from the Investment Manager in the principal amount of $441,896, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At September 30, 2013, the Partnership has a remaining balance, including accrued interest, on the note receivable from its Investment Manager of $393,953.

The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

The Partnership paid the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, the Partnership raised total offering proceeds of less than $36,000,000, the management fee would be reduced to such an amount that over the entire life of the Partnership the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. The Partnership did not reach this equity threshold. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through December 2016. The reduced management fee calculation was based upon the Investment Managers expectation that the Partnership will conclude its business operations during June 2017. The Investment Manager will continue to monitor the Partnership’s operations, which may change the monthly management fee amount. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the three months ended September 30, 2013 and 2012, the Partnership paid the Investment Manager $141,677 and $180,000, respectively, which is included in Management fees – Investment Manager in the accompanying condensed

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

consolidated statements of operations. For the nine months ended September 30, 2013 and 2012, the Partnership paid the Investment Manager $463,354 and $540,000, respectively, which is included in management fees – Investment Manager in the accompanying condensed consolidated statements of operations.

The Partnership paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. For the three months ended September 30, 2013 and 2012, Securities was paid distribution expenses of $0 and $51,030, respectively, which is included in distribution expenses in the condensed consolidated statement of changes in partners’ equity. For the nine months ended September 30, 2013 and 2012, Securities was paid distribution expenses of $108,120 and $205,575, respectively, which is included in distribution expenses in the condensed consolidated statement of changes in partners’ equity.

4.	Business Acquisition

On June 19, 2013, the Partnership acquired the primary economic risks and rewards in a newly formed special purpose entity, Bravo. The Partnership’s Investment Manager determined that this acquisition was in the best interests of the Partnership due to the following factors: (i) the Partnership was able to leverage its investments through debt at rates less than the corresponding leased equipment are earning and (ii) the Partnership’s credit risk is spread over a larger pool and more diversified selection of leased investments.

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

At September 30, 2013, Bravo is owed $93,730 from SQN Fund II, which is included in other receivables in the accompanying condensed consolidated balance sheets and related to the rental payments received by SQN Fund II during August and September 2013 for leased assets sold to the Partnership on June 19, 2013. All amounts due were received by the Partnership during October 2013.

5.	Investments in Finance Leases

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity.

On June 19, 2013, Bravo purchased a lease for a 20% ownership interest in an anaerobic digestion plant located in the United Kingdom from SQN Fund II for £118,564 ($187,332 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

finance lease. Under the terms of the lease Bravo will receive 28 monthly payments as follows: (i) £3,935 ($6,350 applying exchange rates at September 30, 2013) through September 20, 2015 and (ii) there will be a rent holiday, where no payments are due through January 20, 2016. At the expiration of the lease term, the lessee has a purchase option as follows: (i) make a one-time payment of £16,018 ($25,847 applying exchange rates at September 30) or (ii) make 4 additional monthly payments of £3,935 ($6,350 applying exchange rates at September 30, 2013) and then a final payment of £762 ($1,230 applying exchange rates at September 30, 2013). Once the final payment is received, title to the equipment passes to the lessee. When the anaerobic digestion plant produces sufficient electricity, it will be entitled to a payment under United Kingdom government program for the production of alternative energy. Bravo will account for this as contingent rental payments.

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

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £179,170 ($283,089 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has an initial lease term through March 31, 2015 and a renewal period through December 31, 2016. The initial lease term ended in June 30, 2013 with a renewal period beginning at that time with quarterly payments of £20,380 ($32,885 applying exchange rates as of September 30, 2013) through March 31, 2015. The second renewal period has quarterly payments of £6,750 ($10,891 applying exchange rates as of September 30, 2013) through December 31, 2016. At the end of the renewal period the lessee acquires title to the furniture and fixtures.

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £72,997 ($115,335 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has a remaining term of 12 months and quarterly payments of £18,627 ($30,057 applying the exchange rate as of September 30, 2013).

Information Technology Infrastructure Equipment

On June 19, 2013, Bravo purchased a lease for information technology infrastructure equipment located in the United Kingdom from SQN Fund II for £29,448 ($46,528 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has a remaining term of 12 months through September 2014 with quarterly payments of £6,091 ($9,828 applying the exchange rate as of September 30, 2013).

Submersible Vessel

On April 17, 2013, the Partnership entered into a lease transaction classified as a finance lease for £895,718 ($1,388,990 applying exchange rates at April 30, 2013). The equipment is used in the United Kingdom and is a remotely operated submersible vehicle used in the offshore energy industry. This equipment may be used for,

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

but not limited to, drilling support, underwater rig inspections, repairs, maintenance and offshore wind farm construction projects. The term of the lease is for 60 months with the following schedule of payments: (i) £96,149 ($155,146 applying exchange rates at September 30, 2013) was paid when the lease was executed, (ii) £9,164 ($14,211 applying exchange rates at September 30, 2013) was paid on May 2, 2013 for the period from April 14, 2013 through April 30, 2013, (iii) £17,183 ($27,726 applying exchange rates at September 30, 2013) monthly, in arrears through April 30, 2018 and (iv) £87,349 ($135,452 applying exchange rates at April 30, 2013) due on April 30, 2018. The final payment may be extended, at the Partnership’s option for an additional 48 months at £2,300 ($3,711 applying exchange rates at September 30, 2013). If the extended rental period is not entered into then the lessee will pay annually, in advance, £7,996 ($12,902 applying exchange rates at September 30, 2013).

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

Commercial LED lighting

On February 28, 2013, the Partnership’s Investment Manager entered into a transaction under the Vendor Program, and allocated the transaction to the Partnership. The transaction was to finance the installation of a LED lighting system for a community center located in the United Kingdom for £20,941 ($31,677 applying exchange rates at February 28, 2013). This transaction has a lease term of 36 months which commenced upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement the Partnership receives quarterly lease payments, in advance, of £2,055 ($3,315 applying exchange rates at September 30, 2013).  After the lease term expires title to the equipment will pass to the lessee.

Investment in finance leases consisted of the following:

	September 30, 2013
	(Unaudited)	December 31, 2012
Minimum rents receivable	$7,854,824	$8,319,597
Estimated unguaranteed residual value	535,324	465,151
Unearned income	(1,881,495)	(1,944,158)

	$6,508,653	$6,840,590

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

During June 2013, the Partnership’s Investment Manager was approached by the lessee of the three leases for the entertainment and leisure equipment to consider the early lease termination of the three leases and subsequent purchase by the lessee. On July 1, 2013, the Investment Manager, based on upon the remaining life of the leases, the sales proceeds and the ability to reinvest the cash proceeds, accepted the offer and sold the entertainment and leisure equipment to the lessee. The Partnership received £628,560 ($950,060 applying exchange rates at July 15, 2013). The sale resulted in a gain of $54,505.

At September 30, 2013, the aggregate amounts of future minimum lease payments receivable, are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending September 30,
2014	$126,000	$2,724,568	$2,850,568
2015	126,000	2,035,320	2,161,320
2016	126,000	1,176,357	1,302,357
2017	126,000	1,016,418	1,142,418
2018	63,000	335,161	398,161

	$567,000	$7,287,824	$7,854,824

(1) Converted to US Dollars at September 30, 2013 exchange rate

For the three months ended September 30, 2013 and 2012, the Partnership incurred a foreign currency transaction gain on its various investments in finance leases of $(400,893) and $(295,156), respectively. For the nine months ended September 30, 2013 and 2012, the Partnership incurred a foreign currency transaction loss (gain) on its various investments in finance leases of $93,818 and $(235,461), respectively. All amounts are included in foreign currency transaction gain in the accompanying condensed consolidated statements of operations.

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

On June 19, 2013, Bravo purchased an additional lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which includes the assumption by Bravo of a security deposit of $29,700. The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term which expires on March 13, 2015 and requires monthly rental payments of $3,777.

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

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £88,862 ($140,402 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term through November 30, 2013 and requires monthly payments of £10,253 ($16,544 applying exchange rates as of September 30, 2013).

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £37,459 ($59,186 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease term ended during the quarter ended September 30, 2013.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £172,815 ($273,048 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term of 18 months and quarterly payments of £21,014 ($32,295 applying the exchange rate as of September 30, 2013).

Reusable Plastic Bulk Storage Bins

On April 4, 2013, the lessee of the reusable plastic bulk storage bins contacted the Partnership’s Investment Manager inquiring about purchasing 5,000 of the reusable plastic bulk storage bins. The purchase price was determined based upon the buy-out calculation in the lease agreement to be $508,725. The Partnership received cash, net of a refund of the security deposit payable totaling $148,588, of $360,137. The sale of the bins resulted in a loss of $13,058.

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

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

Investments in equipment subject to operating leases consisted of the following:

	September 30, 2013
	(Unaudited)	December 31, 2012
Plastic bulk storage bins	$596,320	$1,192,641
Aircraft rotables	1,665,700	—
Computer equipment	140,402	—
Furniture and fixtures	332,233	—
Accumulated depreciation	(268,205)	(111,807)

	$2,466,450	$1,080,834

At September 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending September 30,
2014	$363,252	$256,542	$619,794
2015	287,041	95,874	382,915
2016	123,288	—	123,288
2017	71,918	—	71,918

	$845,499	$352,416	$1,197,915

(1) Converted to US Dollars at September 30, 2013 exchange rate.

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
Nine Months Ended September 30, 2013
(Unaudited)

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

During the nine months ended September 30, 2103, the Partnership advanced a total of £1,935,000 ($2,947,854 applying exchange rates at various dates). At September 30, 2013, the borrower had repaid all advances and had £1,935,000 of additional funding available under this Financing.

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

Hydro-electric generating plant – Windsor, England

During the nine months ended September 30, 2013, the Partnership advanced an additional £250,000 ($386,935 applying exchange rates at various dates during the period), under the Senior Loan Note Instrument (the “Instrument”) which provided further financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. At September 30, 2013, the borrower had no additional funding available under this Instrument.

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

Anaerobic Digestion Equipment

In September 2013, the Partnership entered into an equipment note receivable agreement for £1,993,860 ($3,217,293 applying exchange rates at the date of the agreement) with Agrivert Biogas Limited (“Agrivert”) in the United Kingdom to provide financing for equipment in relation to an anaerobic digestion plant. The lease is for two stages. The first is pre-lease when the Partnership finances the construction of the plant

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

according to certain milestones that get certified by independent party. The Partnership charges 1% of interest per month for that stage. There is no guarantee when this stage will end but it’s estimated to end in March. When the plant is constructed and produces enough energy, the second stage begins with interest charged at a rate of 9.5% for an initial term of seven years with a fourteen year extension.

For the three months ended September 30, 2013 and 2012, the Partnership incurred a foreign currency transaction gain on its equipment notes receivable of $(485,272) and $(85,997), respectively. For the nine months ended September 30, 2013 and 2012, the Partnership incurred a foreign currency transaction gain on its equipment notes receivable of $(280,491) and $(95,297), respectively. All amounts are included in foreign currency transaction gain in the accompanying condensed consolidated statements of operations.

10.
Other Assets

Fund III advanced $1,395,959 for the payment of VAT taxes due in relation to the funding of the Agrivert transaction. The amounts were advanced on a temporary basis pending the registration of a VAT account set up specifically for the transaction. The account has since been established and the funds are expected to be reimbursed by the taxing authority before the end of the year.

11.	Non-recourse Loan Payable

On June 19, 2013, Bravo borrowed $5,860,085 from an unrelated insurance company and interest accrues at 7.75% per year. The majority of the proceeds were used to acquire various types of leased assets. Bravo has the ability to borrow additional amounts, at monthly intervals, between July 2013 and January 2014 which cumulatively total $5,508,000. The insurance company, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The insurance company has the right to receive 100% of the cash proceeds from all of these leased assets, including the leased assets transferred from the Partnership into Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

12.	Fair Value Measurements

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

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued liabilities and, approximate fair value.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

The carrying value of the Partnership’s convertible promissory note, including accrued interest approximates fair value at September 30, 2013, based on the following factors: (i) interest rates have been at or near historic low interest rates and the interest rate the Partnership was able to negotiate was higher (ii) interest rates have remained stable and the outlook for an increase in interest rates is minimal and (iii) the short period of time between the Partnership funding this convertible promissory note and the Partnership’s quarter end.

The carrying amount of the Partnership’s equipment note receivable, including accrued interest approximates, fair value at September 30, 2013, based on the following factors: (i) interest rates have remained stable, (ii) the basic technology, the Archimedes Screw, is thousands of year old and has been successfully used in other hydro-electric generating plants in Europe and (iii) there is minimal credit risk associated with the lessee.

The carrying amount of the Partnership’s non-recourse loan payable, including accrued interest approximates fair value at September 30, 2013, based upon the following factors: (i) the Partnership was able to negotiate a favorable interest rate on the non-recourse loan payable which is less than the interest rates on the equipment that was financed, (ii) interest rates have remained stable and the outlook for an increase in interest rates is minimal and (iii) the short period of time between the Partnership borrowing the funds and the Partnership’s quarter end.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2013:

	Convertible	Equipment Notes
	Promissory Note	Receivable	Loan Payable
Beginning balance, January 1, 2013	$—	$3,306,391	$—

Total gains (losses) included in earnings:
Interest income	88,036	522,807	—
Interest expense	—	—	129,423

Repayment of notes and accrued interest	(130,893)	(3,317,739)	(153,529)

Issuance of additional notes	1,500,000	8,748,523	5,860,085

Ending balance, September 30, 2013	$1,457,143	$9,540,472	$5,835,979

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

13.	Business Concentrations

For the three months ended September 30, 2013 and 2012, the Partnership had four lessees which accounted for approximately 56% of the Partnership’s income derived from operating lease activities and three lessees which accounted for approximately 80% of the Partnership’s income derived from leasing activities, respectively. For the nine months ended September 30, 2013 and 2012, the Partnership had two lessees which accounted for approximately 41% of the Partnership’s income derived from operating lease activities and four lessees which accounted for approximately 90% of the Partnership’s income derived from leasing activities, respectively.

At September 30, 2013, the Partnership had four lessees which accounted for approximately 81% of the Partnership’s investment in finance leases. At September 30, 2013, the Partnership had four lessees which accounted for approximately 95% of the Partnerships investment in equipment subject to operating leases. At September 30, 2013, the Partnership had two investments which accounted for 100% of the Partnership’s residual value investments in equipment on lease. At September 30, 2013, the Partnership’s convertible note receivable was with a single debtor and 100% of the equipment notes receivable are with three debtors.

At September 30, 2012, five of the Partnership’s investments in various leasing activities accounted for 84% of the Partnership’s total leased equipment. At September 30, 2012, the Partnership’s equipment note receivable and accrued interest was from one debtor.

For the three months ended September 30, 2013 and 2012, approximately 16% and 100%, respectively, of the equipment leasing and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $3,820,106 and $2,633,410, respectively, to acquire these equipment leases and financing transactions.  For the nine months ended September 30, 2013 and 2012, approximately 61% and 100%, respectively, of the equipment leasing and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $17,214,426 and $7,066,623, respectively, to acquire these equipment leases and financing transactions.

14.	Geographic Information

Geographic information for revenue for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30, 2013
Revenue:	United States	Europe	Australia	Total
Rental income	$79,482	$87,137	$11,330	$177,949
Gain on asset sales	$34,931	$54,505	$—	$89,436
Interest income	$56,902	$249,765	$—	$306,667

	Three Months Ended September 30, 2012
Revenue:	United States	Europe	Total
Rental income	$61,771	$—	$61,771
Finance income	$—	$226,321	$226,321
Interest income	$8,475	$68,333	$76,808

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

Geographic information for revenue for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30, 2013
Revenue:	United States	Europe	Australia	Total
Rental income	$198,438	$108,924	$15,106	$322,468
Finance income	$9,344	$793,459	$—	$802,803
Gain on asset sales	$21,873	$54,505	$—	$76,378
Interest income	$144,897	$513,482	$—	$658,379

	Nine Months Ended September 30, 2012
Revenue:	United States	Europe	Total
Rental income	$123,413	$177,539	$300,952
Finance income	$—	$356,559	$356,559
Interest income	$17,184	$173,411	$190,595

Geographic information for long-lived assets at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013 (Unaudited)
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$439,634	$6,069,019	$—	$6,508,653
Investments in equipment subject to operating leases, net	$1,757,471	$382,867	$326,112	$2,466,450
Residual value investment equipment on lease	$—	$3,134,702	$—	$3,134,702
Convertible promissory note, including accrued interest	$1,457,143	$—	$—	$1,457,143
Equipment notes receivable, including accrued interest	$—	$9,540,472	$—	$9,540,472

	December 31, 2012
Long-lived assets:	United States	Europe	Total
Investment in finance leases, net	$—	$6,840,590	$6,840,590
Investments in equipment subject to operating leases, net	$1,080,834	$—	$1,080,834
Residual value investment equipment on lease	$1,367,173	$634,702	$2,001,875
Equipment notes receivable, including accrued interest	$—	$3,306,391	$3,306,391

15.	Indemnifications

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.

SQN Alternative Investment Fund III L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

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

16.
Subsequent Events

During October 2013, the Partnership created a special purpose entity SQN Delta LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by the Partnership. On October 25, 2013, Delta entered into a participation agreement with unrelated third parties for the purchase of an interest in two, less than 1 year old, bulk carrier vessels. The Partnership wired $2,040,526 for each vessel, totaling $4,081,125, into an escrow account on October 29, 2013 pending the re-registration of the vessels to reflect the Partnership’s interest. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. The Partnership will not receive cash flow from its investment until the vessels are either re-chartered under the current agreement or sold at the end of the initial term. In accordance with the participation agreement, the Partnership has the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide the Partnership with a 14% internal rate of return on an unleveraged basis, subject to the consent of the vessel operator. The Partnership incurred $4,200,000 of debt relating to the transaction, accruing interest at 11.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired.

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

The overall composition of our portfolio cannot be completely determined until we invest all the offering proceeds. At September 30, 2013, we were invested in assets, equipment and project financings that are considered essential use or core to a business or operation in the following industries: agricultural (2%), energy (42%), entertainment (2%), information technology (4%), insurance (7%), manufacturing (13%), medical (18%), professional services (3%) and transportation (8%). Our Investment Manager also may identify other assets or industries that meet our investment objectives. We currently invest in assets and equipment located primarily within the European Union (predominately in the United Kingdom) and the United States of America. We are exploring opportunities in other areas of the world as well.

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

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom for £179,170 ($283,089 applying the exchange rate used in the agreement). The lease has an initial lease term through March 31, 2015 and a renewal period through December 31, 2016. The initial lease term has one remaining quarterly payment of £62,252 ($100,450 applying exchange rates as of September 30, 2013) through June 30, 2013 and then quarterly payments of £20,380 ($32,885 applying exchange rates as of September 30, 2013) through March 31, 2015. The renewal period has quarterly payments of £6,750 ($10,891 applying exchange rates as of September 30, 2011) through December 31, 2016. At the end of the renewal period the lessee acquires title to the furniture and fixtures.

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom for £72,997 ($115,335 applying the exchange rate used in the agreement). The lease has a remaining term of 12 months and quarterly payments of £18,627 ($30,057 applying the exchange rate as of September 30, 2013).

Information Technology Infrastructure Equipment

On June 19, 2013, Bravo purchased a lease for information technology infrastructure equipment located in the United Kingdom for £29,448 ($46,528 applying the exchange rate used in the agreement). The lease has a remaining term of 15 months through September 2014 with quarterly payments of £6,091 ($9,828 applying the exchange rate as of September 30, 2013).

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

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom for £88,862 ($140,402 applying the exchange rate used in the agreement). The lease has a remaining term through November 30, 2013 and requires monthly payments of £10,253 ($16,544 applying exchange rates as of September 30, 2013).

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom for £37,459 ($59,186 applying the exchange rate used in the agreement). The lease term ended during the quarter ended September 30, 2013.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom for £172,815 ($273,048 applying the exchange rate used in the agreement). The lease has a remaining term of 21 months and quarterly payments of £21,014 ($33,908 applying the exchange rate as of September 30, 2013).

The residual value investment purchased from SQN Fund II by Bravo is discussed below.

Modular Accommodations

On June 19, 2013, Bravo purchased a residual value interest in modular accommodations configured as healthcare centers in the United Kingdom for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). The initial lease terms are through February 2014.

Loan Payable Non-Recourse

On June 19, 2013, Bravo borrowed $5,860,085 from an unrelated insurance company and interest accrues at 7.75% per year. The majority of the proceeds were used by Bravo to acquire various types of leased equipment. Bravo has the ability to borrow additional amounts, at monthly intervals, between July 2013 and January 2014 which cumulatively total $5,508,000. The insurance company, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo, including the leased assets we transferred to Bravo. The insurance company has the right to receive 100% of the cash proceeds from all of these leased assets, including the leased assets transferred from us to Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

During the nine months ended September 30, 2013, we entered into significant transactions for the acquisition of leased assets and project financing arrangements as discussed below.

Modular Accommodations

On May 22, 2013, the Partnership entered into an agreement to provide a construction financing loan (the “Financing’) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for the erection of modular accommodations on a college campus in the United Kingdom. The total amount available under the Financing is £1,935,000, accrues interest at 18.0% per year. The borrower’s parent company has guaranteed the Financing.

During the nine months ended September 30, 2103, the Partnership advanced a total of £1,935,000 ($2,947,854 applying exchange rates at various dates). At September 30, 2013, the borrower had repaid all advances.

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

Submersible Vessel

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

As noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in a newly formed special purpose entity, SQN Bravo LLC (“Bravo”) and accordingly, we now consolidate Bravo into our financial statements and results of operations.

The following table illustrates the Bravo transaction, showing the industry and amount paid or the net book value for the leased assets acquired by Bravo on June 19, 2013:

		Net Book Value of
	Leased Assets	Leased Assets
	Purchased from SQN	Traqnsferred from US
	Fund II by Bravo	to Bravo
Finance leases:
Anaerobic Digestion Plant	$187,332	$597,712
Computer equipment	—	1,044,821
Furniture and Fixtures	398,424	—
Information Technology Infrastructure Equipment	46,528	—
Medical equipment	—	463,661
Stadium sound system	—	460,850
Submersible vessle	—	1,209,258

Purchase price for finance leases	$632,284	$3,776,302

Equipment subject to operating leases
Aircraft rotables	$1,465,000	$—
Agricultural equipment	—	360,771
Furniture and Fixtures	273,048	—
Information Technology Infrastructure	199,588	—

Purchase price for equipment subject to operating leases	$1,937,636	$360,771

Residual value investments in equipment on lease Modular Accommoations	$2,500,000	$—

Purchase price for residual value investments in equipment on lease	$2,500,000	$—

Total purchase for leased assets	$5,069,920	$4,137,073

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

Equipment Notes Receivable

Equipment notes receivable are reported in the Partnership’s balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originated loans, if any, are reported as other assets in the Partnership’s balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Partnership periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

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

Due to our not achieving certain equity raising milestones during the Offering Period, our General Partner and/or our Investment Manager are required to reimburse us organizational and offering expenses of $441,896. At September 30, 2013, organizational and offering expenses are limited to $557,222 or 2% of total equity raised.

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

Results of Operations for the three months ended September 30, 2013 (the “2013 Quarter”) compared to the three months ended September 30, 2012 (the “2012 Quarter”)

Our revenue for the 2013 Period compared to the 2012 Period is summarized as follows:

	Three Months Ended September 30,
	2013	2012
Revenue:
Rental income	$177,949	$61,771
Finance income	261,813	226,321
Gain on asset sales	89,436	—
Interest income	306,667	76,808

Total Revenue	$835,865	$364,900

For the 2013 Quarter we earned total revenue of $835,865 which is an increase of $470,965 from our 2012 Quarter. The increase in total revenue was due to increased revenue from both finance, interest income and rental income in addition to $89,436 of net gains on sales of assets. The increase in finance income of $35,492 was due principally to the new lease entered into during the quarter. In addition, the lessee of the bottling recycling and extrusion production line concluded its initial rental period at the conclusion of the 2012 Quarter and entered into the fixed rental period for 60 months. At the conclusion of the initial rental period our Investment Manager re-tested the lease and determined the proper lease classification for the fixed rental period was a finance lease. The increase in rental income was solely due to the reclassification of the bottling recycling and extrusion production line from an operating lease prior to the end of the 2012 Quarter as well as the addition of five new leases. Our total revenue during the 2013 Quarter included revenue from Bravo of $177,948 from rental income and $156,437 from finance income. During July 2013, we sold our three entertainment and leisure equipment leases to the lessee, these leases earned finance revenue of $0 during the 2013 Quarter.

We earned interest income during the 2013 Quarter of $306,667, an increase from the 2012 Quarter of $76,808 which was substantially due to our providing financing to several new projects and providing additional funding to a previously existing project. During the 2013 Quarter we provided financing for two projects, a hydro-electric generating plant and a construction loan for college, both located in the United Kingdom. During the 2013 Quarter we earned interest income from these projects totaling $148,917. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom and earned interest income $99,172 over the interest income earned in the 2012 Quarter. For the 2013 Quarter we also earned interest income from a convertible promissory note totaling $38,036 and from a note receivable from our Investment Manager totaling $10,187.

As we acquire additional leased equipment and enter into additional financing transactions during our Operating Period, we anticipate both rental income, finance income and interest income will continue to grow.

Our expenses for the 2013 Quarter compared to the 2012 Quarter are summarized as follows:

	Three Months Ended September 30,
	2013	2012
Expenses:
Management fees - Investment Manager	141,677	$180,000
Depreciation and amortization	169,519	114,220
Professional fees	44,867	62,916
Fund administration expense	5,818	13,892
Acquisition costs	750	—
Other expenses	8,852	2,018
Interest expense	113,248	—
Foreign currency transaction loss (gain)	(1,035,957)	(378,650)

Total Expenses	(551,226)	$(5,604)

During the 2013 Quarter, we incurred total expenses of $484,731, excluding a foreign currency transaction gain of $1,035,957, versus total expenses of $373,046 for the 2012 Quarter which excluded a foreign currency gain of $378,650. The primary reason for the increase was due to a decrease in monthly management fees payable to our investment manager. The decrease occurred because we did not achieve certain equity raising milestones during the Offering Period which resulted in the reduction of management fee from $60,000 per month to $47,226 beginning April 2013. In addition to the decrease in management fees, the total professional fees paid decreased. These decreases were offset by an increase in interest expense totaling $113,248 in addition to an increase in depreciation and amortization. During the 2013 Quarter Bravo borrowed $5,860,085 and used the cash provided to acquire various types of leased assets from SQN Fund II. Bravo will continue to incur interest expense into the foreseeable future and the interest expense may increase if Bravo exercises its ability to borrow additional funds.

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

For the 2013 Quarter we incurred a foreign currency transaction gain of $1,035,957 which was incurred as follows: (i) $280,491 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) $119,157 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 6.1% during the 2013 Quarter. For the 2012 Quarter we incurred a foreign currency transaction gain of $378,650 which was incurred as follows: (i) $381,152 related directly to our equipment leasing transactions and project financing in the United Kingdom and Scotland and (ii) $(2,502) related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 3.5% during the 2012 Quarter. We do not currently, and we have no plans in the future to hedge our British pounds sterling activity. .We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from period to period. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income (Loss)

As a result of the factors discussed above we generated net income for the 2013 Quarter of $1,387,091 compared to net income for the 2012 Quarter of $370,504.

Results of Operations for the nine months ended September 30, 2013 (the “2013 Period”) compared to the nine months ended September 30, 2012 (the “2012 Period”)

Our revenue for the 2013 Period compared to the 2012 Period is summarized as follows:

	Nine Months Ended September 30,
	2013	2012
Revenue:
Rental income	$322,468	$300,952
Finance income	802,803	356,559
Gain on asset sales	76,378	—
Interest income	658,379	190,595

Total Revenue	$1,860,028	$848,106

For the 2013 Period we earned total revenue of $1,860,028, an increase of $1,011,922 from the 2012 Period. The increase in total revenue was due to increased revenue from rental income, finance income and interest income as well as net gains of $76,378 on asset sales. The increase in finance income of $446,244 was due principally to the following factors: (i) for the 2013 Period we earned finance income from eleven lessees versus five lessees for the 2012 Quarter and (ii) the lessee of a bottling recycling and extrusion production line located in the United Kingdom earned finance income during the 2013 Period of $218,558 while during the 2012 Period earned income of $177,539. The lessee of the bottling recycling and extrusion production line concluded its initial rental period at the conclusion of the 2012 Period and entered into the fixed rental period for 60 months. At the conclusion of the initial rental period our Investment Manager re-tested the lease and determined the proper lease classification for the fixed rental period was a finance lease. The increase in rental income was from five lessees which increased rental income by $21,516 for the 2013 Period. Our total revenue during the 2013 Period included revenue from Bravo of $230,006 from rental income, $212,051 from finance income and $1,587 from interest income. During July 2013, we sold our three entertainment and leisure equipment leases to the lessee, these leases earned finance revenue of $95,339 during the 2013 Period.

We earned interest income during the 2013 Period of $658,379, an increase from the 2012 Period of $467,784 which was substantially due to our providing financing to several new projects and providing additional funding to a previously existing project. During the 2013 Period we provided financing for two projects, a hydro-electric generating plant and a construction loan for college, both located in the United Kingdom. During the 2013 Period we earned interest income from these projects totaling $228,820. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom and earned interest income of $282,848 over the interest income of $173,316 earned in the 2012 Period. For the 2013 Quarter we also earned interest income from a convertible promissory note totaling $88,036 and from a note receivable from our Investment Manager totaling $19,127.

As we acquire additional leased equipment and enter into additional financing transactions during our Operating Period, we anticipate both rental income, finance income and interest income will continue to grow.

Our expenses for the 2013 Period compared to the 2012 Period are summarized as follows:

	Nine Months Ended September 30,
	2013	2012
Expenses:
Management fees - Investment Manager	$463,354	$540,000
Depreciation and amortization	349,789	276,828
Professional fees	148,777	152,867
Fund administration expense	28,832	40,187
Acquisition costs	12,488	8,401
Other expenses	13,896	—
Interest expense	129,423	—
Foreign currency transaction loss (gain)	(267,272)	(322,187)

Total Expenses	$879,287	$696,096

During the 2013 Period, we incurred total expenses of $1,154,559, excluding a foreign currency transaction loss, versus $1,018,283 for the 2012 Period, an increase of 136,276. This increase is primarily attributable to the increases in depreciation and amortization and interest expense. The increase in depreciation and amortization was primarily due to an increase in depreciation expense which was the result of leased assets acquired through Bravo which were classified as operating leases and generated $80,961 of additional depreciation expense. The increase was offset due to a decrease in monthly management fees payable to our Investment Manager. This decrease occurred because we did not achieve certain equity raising milestones during the Offering Period which resulted in the reduction of our management fee from $60,000 per month to $47,226 beginning April 2013. The decrease in professional fees of $4,090 from the 2012 Period was principally due to decreased fees relate to compliance work regarding the rules and regulations of the SEC and for income tax matters. The increase in interest expense totaled $129,423 and was due solely to the fact that Bravo borrowed $5,860,085 and used the cash provided to acquire various types of leased assets from SQN Fund II. Bravo will continue to incur interest expense into the foreseeable future and the interest expense may increase if Bravo exercises its ability to borrow additional funds.

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

For the 2013 Period we incurred a foreign currency transaction gain of $267,272, which was comprised of the following: (i) $186,674 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and $80,355 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased less than 1% during the 2013 Period. For 2012 Period we incurred a foreign transaction gain of $322,187, which was comprised of the following: (i) $330,758 related directly to our equipment leasing transactions or project financings in the United Kingdom and Scotland and (ii) $(8,571) related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 4.6% during the 2012 Period. We do not currently, and we have no plans in the future to hedge our British pounds sterling activity. We expect to have gains and losses relating to our foreign currency transactions and the swings may be large from period to period. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Loss

As a result of the factors discussed above we incurred net income for the 2013 Period of $980,741 compared to net income for the 2012 Period of $152,010.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$1,220,612	$820,500
Investing activities	$(11,527,843)	$(4,432,623)
Financing activities	$10,480,867	$7,108,970

Sources of Liquidity

We are currently in our Operating Period. The Operating Period is the time-frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be from investing activities and the majority of our cash in-flows are expected to be from operating activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our Limited Partners, general and administrative expenses, interest on Bravo’s non-recourse loan payable, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the 2013 Period was $1,220,612 and was primarily driven by the following factors; (i) we received rental payments from our finance leases totaling $802,803 (ii) we received rental payments from our operating leases totaling $490,684 and (iii) we had a net increase in non-cash activities totaling $620,647. This net decrease in non-cash activities is comprised of both increases and decreases. We had increases from our unrealized foreign currency transaction gain of $186,673 and depreciation and amortization of $349,787. In addition to these increase, we also incurred increases and in finance income of $446,244. We generated net income of $980,741 which increased cash from operations for the 2013 Period. We anticipate that as we enter into additional equipment leasing transactions and project financings we will generate greater net cash in-flows from operations during our Operating Period.

Investing Activities

Cash used in investing activities was for the 2013 Period was $11,527,843, of which $4,465,904 was used to purchase leased assets, $8,748,522 was used to providing financing to several new projects and providing additional funding to a previously existing project and $1,500,000 was used to fund a convertible promissory note. Bravo used $5,069,920 to acquire leased assets from SQN Fund II. This included $632,284 in finance leases, $1,937,636 in equipment subject to operating leases and $2,500,000 in residual value investments in equipment on lease. During the 2013 Period we also purchased a submersible vehicle for $1,388,990, medical equipment for $475,317, both leased assets were transferred to Bravo on June 19, 2013. During the 2013 Period we provided financing for two new projects, $2,196,440 for a hydro-electric generating plant and $2,947,854 for a construction loan for college, both located in the United Kingdom. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom during the 2013 Period for $386,935. During the period we also received proceeds from the sale of assets totaling $2,711,367 as well as the repayment of $3,070,071 for an outstanding note receivable.

Financing Activities

Cash provided by financing activities was $10,480,867 for the 2013 Period. During the 2013 Period we raised $5,506,000 in capital contributions from the admittance of 50 additional Limited Partners which included $100,000 capital contribution from our Investment Manager. During the 2013 Period Bravo borrowed $5,860,085 from an unrelated insurance company. The majority of the proceeds were used by Bravo to acquire leased assets from SQN Fund II. Offsetting these increases were cash out-flows for distribution expenses paid to Securites of $108,120, distributions paid to our Limited Partners of $698,638 and redemption of our Units of $100,000. We concluded our Offering Period on March 15, 2013 and believe going forward we will generate cash out-flows primarily from distributions paid to our Limited Partners.

Financings and Borrowings

On June 19, 2013, Bravo borrowed $5,860,085 from an unrelated insurance company with interest accruing at 7.75% per year. The majority of the proceeds were used by Bravo to acquire leased assets. Bravo has the ability to borrow additional amounts, at monthly intervals, between July 2013 and January 2014 which cumulatively total $5,508,000. The insurance company, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo, including leased assets we transferred to Bravo from us. The insurance company has the right to receive 100% of the cash proceeds from all of these leased assets, including the leased assets transferred from us to Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

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

We have an Instrument with Romney Hydropower Company Limited which provides for Romney Hydropower Company Limited to borrow a total of £2,125,000. During April 2013 and February 2013, we advanced an additional £100,000 each month ($153,380 applying exchange rates at April 15, 2013 and $156,180 applying exchange rates at February 15, 2013, respectively) under the Instrument which provided further financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. At September 30, 2013, the borrower had £0 of additional funding available under this Instrument.

We entered into a construction financing loan (the “Financing’) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for the erection of modular accommodations on a college campus in the United Kingdom. The total amount available under the Financing is £1,935,000. During then nine months ended September 30, 2013, we advanced a total of £1,935,000 ($2,947,854 applying exchange rates at various dates). During September the full amount of the note was repaid and the borrower therefore had £1,935,000 of additional funding available under this Financing as of September 30, 2013.

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

Off-Balance Sheet Transactions

None.

Contractual Obligations

On June 19, 2013, Bravo borrowed $5,860,085 from an unrelated insurance company with interest accruing at 7.75% per year. The majority of the proceeds were used to acquire leased assets. Bravo has the ability to borrow additional amounts, at monthly intervals, between July 2013 and January 2014 which cumulatively total $5,508,000. The insurance company, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The insurance company has the right to receive 100% of the cash proceeds from all of these leased assets, including the leased assets transferred from us into Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

The Partnership paid the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of: (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. The Partnership did not reach the original equity threshold and therefore in accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through December 2016. The reduced management fee calculation was based upon the Investment Managers expectation that the Partnership will conclude its business operations during June 2017. The Investment Manager will continue to monitor the Partnership’s operations, which may change the monthly management fee amount. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies.

Subsequent Events

During October 2013, the Partnership created a special purpose entity SQN Delta LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by the Partnership. On October 25, 2013, Delta entered into a participation agreement with unrelated third parties for the purchase of an interest in two, less than 1 year old, bulk carrier vessels. The Partnership wired $2,040,526 for each vessel, totaling $4,081,125, into an escrow account on October 29, 2013 pending the re-registration of the vessels to reflect the Partnership’s interest. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. The Partnership will not receive cash flow from its investment until the vessels are either re-chartered under the current agreement or sold at the end of the initial term. In accordance with the participation agreement, the Partnership has the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide the Partnership with a 14% internal rate of return on an unleveraged basis, subject to the consent of the vessel operator. The Partnership incurred $4,200,000 of debt relating to the transaction, accruing interest at 11.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated April 5, 2013.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s  and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

On September 20, 2013, David C. Wright resigned as Chief Financial Officer (principal financial and accounting officer) of, and in all other capacities with, the Partnership.

Mr. Wright’s resignation was made in connection with the decision by the Partnership and SQN Capital Management, LLC to outsource a portion of the accounting and reporting function of the Company’s principal financial and accounting officer in order to accommodate the firm’s continued growth and to leverage a deeper base of experience from multiple professionals in public company reporting, GAAP and tax accounting, financial modeling and general audit preparation services.

On September 20, 2013, Jeremiah J. Silkowski, the Company’s President and Chief Executive Officer, was appointed to serve as interim Chief Financial Officer (principal financial and accounting officer).

Other than the above changes, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the Offering Period we paid organizational and offering expenses totaling $999,118 and distribution expense to SQN Securities, LLC totaling $555,222. Due to our not achieving certain equity raising milestones during the Offering Period our General Partner and/or the Investment Manager are required to reimburse us organizational and offering expenses of $441,896. At March 15, 2013, organizational and offering expenses are limited to $557,222 or 2% of total equity raised.

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

November 14, 2013

/s/	Jeremiah Silkowski
Jeremiah Silkowski
Chief Executive Officer and President (Principal Executive Officer)

