Form 10-K
period 2013-12-31
SQN Alternative Investment Fund III, L.P.
filed 2014-03-31
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ____________ TO ____________ .

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

Number of outstanding units of limited partnership interests of the registrant on March 31, 2014 was 27,721.10

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Alternative Investment Fund III L.P.

Annual Report on Form 10-K for Year Ended December 31, 2013

PART I

As used in this Annual Report on Form 10-K, references to “we,” “us,” “our” or similar terms include SQN Alternative Investment Fund III L.P and its subsidiaries.

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

Item 1. Business

Our History

We were organized as a Delaware limited partnership on March 10, 2010 and are engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. We will terminate no later than December 31, 2034.

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

Many of our investments are anticipated to be structured as full payout or operating equipment leases. In addition, we invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to the equipment or other assets, at a future date. We also structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we use other investment structures that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure includes us holding title to or a priority position in the equipment or other asset.

At December 31, 2013, we were invested in assets, equipment and project financings that are considered essential use or core to a business or operation in the following industries: agricultural (18%), energy (31%),information technology (9%), infrastructure (5%), manufacturing (21%) and medical (5%). Our Investment Manager also may identify other assets or industries that meet our investment objectives. We invest in assets and equipment located primarily within the European Union (predominately in the United Kingdom) and the United States of America.

We divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period was the time-frame in which we raised capital contributions from Limited Partners through the sale of our Units and ended on March 15, 2013. The Operating Period commenced on the initial closing date of our first equipment lease transaction, which was June 29, 2011, and will last for three years unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions. Our Offering Period and Operating Period overlapped. The Liquidation Period is the period in which we will sell our assets in the ordinary course of business.The Liquidation Period will last four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

Our Offering Period commenced on March 17, 2011 and on May 2, 2011, the first business day after April 30, 2011, we admitted 19 Limited Partners with total capital contributions of $1,200,500. From May 3, 2011 through December 31, 2011, we admitted an additional 118 Limited Partners with total capital contributions of $7,250,400. For the year ended December 31, 2012, we admitted an additional 188 Limited Partners with total capital contributions of $13,904,200. From January 1, 2013 through March 15, 2013, the date the Offering Period terminated, we admitted an additional 50 Limited Partners, including our Investment Manager who invested $100,000 on March 15, 2013, and received additional capital contributions totaling $5,506,000. Due to our not achieving certain equity raising milestones during the Offering Period our General Partner and/or our Investment Manager are required to reimburse us for organizational and offering expenses of $441,897 previously paid. At March 15, 2013, organizational and offering expenses were limited to $557,222 or 2% of total equity raised.

The sole selling agent of our Units was SQN Securities, LLC (“Securities”), a Delaware limited liability company and a majority-owned subsidiary of our Investment Manager. Securities is a broker-dealer registered with the SEC and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Security Investor Protection Corporation. We paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from our General Partner or any affiliated entities.

For the year ended December 31, 2012, we paid or accrued to Securities $278,084 in distribution expenses. For the year ended December 31, 2012, our Investment Manager paid $108,350 in organizational and offering expenses on our behalf.

For the year ended December 31, 2013, we paid or accrued to Securities $108,120 in distribution expenses. For the year ended December 31, 2013, our Investment Manager paid $1,555 in organizational and offering expenses on our behalf.

Net offering proceeds to us after deducting organizational and offering expenses and distribution expenses were approximately $26,750,000. See the disclosure under “Recent Significant Transactions” in Item 7 for a discussion of the investments that we have made with our net offering proceeds.

We commenced our Operating Period on June 29, 2011 with our first equipment transaction. During the Operating Period, we invest most of the net offering proceeds in items of equipment that are subject to leases, equipment financing transactions, and residual ownership rights in leased equipment, as described above. After the net offering proceeds are invested, additional investments will be made with the cash proceeds generated from our initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner is called “reinvestment.”

Beginning on June 29, 2011, Summit Asset Management Limited (“SAM”) has primarily provided us with asset origination services. They have assisted us with a significant number of the transactions entered into during 2013 and most of the transactions completed during 2012. SAM submits invoices to the Partnership for payment of the services provided which are either capitalized as initial direct costs or expensed during the course of the year.

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

At December 31, 2013, we had total assets of $40,497,799. Of this amount, $27,485,487 was for various investments: (i) $6,253,003 related to twelve finance leases and the related initial direct costs (ii) $3,548,323 related to six investments in equipment subject to operating leases (iii) $3,134,702 related to two residual value investments in equipment on lease and (ii) $14,549,459 was associated with three equipment notes receivable and accrued interest. For the year ended December 31, 2013, four of our lessees’ accounted for approximately 74% of our total rental income and two of our lessees’ accounted for approximately 51% of our total finance income. In addition to the above leases, we also had a convertible promissory note receivable of $1,435,714 and an investment in a participation interest of $8,421,915. The equipment note receivable earned $787,790 of interest income during the year ended December 31, 2013. For the year ended December 31, 2103, we had net income of $1,742,690.

At December 31, 2012, we had total assets of $19,857,023. Of this amount, $13,353,530 was for various investments: (i) $6,964,430 related to eight finance leases and the related initial direct costs (ii) $1,080,834 related to one investment in equipment subject to operating leases (iii) $2,001,875 related to two residual value investments in equipment on lease and (iv) $3,306,391 was associated with an equipment note receivable and accrued interest. For the year ended December 31, 2012, three of our lessees’ accounted for approximately 77% of our total rental income and finance income. The equipment note receivable earned $256,170 of interest income during the year ended December 31, 2012. For the year ended December 31, 2102, we had net income of $209,782.

On June 19, 2013, we sold certain assets along with their related rental streams to a newly formed special purpose entity, SQN Bravo LLC (“Bravo”). Our Investment Manager determined that this was in our best interests due to the following factors: (i) we were able to leverage investments through debt at rates less than the corresponding leased equipment were earning and (ii) we were able to use the proceeds to make additional lease investments at higher rates.

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from us of $3,906,724. Bravo also purchased a seasoned portfolio of leased equipment from SQN Fund II, a private equipment leasing fund managed by our Investment Manager. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases, (ii) $1,937,636 in equipment subject to operating leases and (iii) $2,500,000 in residual value investments in equipment on lease. In addition, we sold various leased assets with a net book value of $4,137,073 to Bravo.

As a result of our equity purchase noted above, on June 19, 2013, we acquired the primary economic risks and rewards in Bravo and accordingly, we now consolidate Bravo into our financial statements and results of operations.

At December 31, 2013 and 2012, our investment portfolio consisted of the following transactions:

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity.

On June 19, 2013, Bravo purchased a lease for a 20% ownership interest in an anaerobic digestion plant located in the United Kingdom from SQN Fund II for £118,564 ($187,332 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. Under the terms of the lease, Bravo will receive 28 monthly payments as follows: (i) £3,935 ($5,984 applying exchange rates at June 30, 2013) through September 20, 2015 and (ii) there will be a rent holiday, where no payments are due through January 20, 2016. At the expiration of the lease term, the lessee has a purchase option as follows: (i) make a one-time payment of £16,018 ($24,360 applying exchange rates at June 30, 2013) or (ii) make 4 additional monthly payments of £3,935 ($5,964 applying exchange rates at June 30, 2013) and then a final payment of £762 ($1,159 applying exchange rates at June 30, 2013). Once the final payment is received, title to the equipment passes to the lessee. When the anaerobic digestion plant produces sufficient electricity, Bravo will be entitled to a payment under United Kingdom government program for the production of alternative energy and will account for this as contingent rental payments.

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

We previously purchased the other 80% ownership interest during 2012. On June 19, 2013, we sold our 80% interest to Bravo for $749,327.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £179,170 ($283,089 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has an initial lease term through March 31, 2015 and a renewal period through December 31, 2016. The initial lease term ended in June 30, 2013 with a renewal period beginning at that time with quarterly payments of £20,380 ($30,994 applying exchange rates as of June 30, 2013) through March 31, 2015. The second renewal period has quarterly payments of £6,750 ($10,265 applying exchange rates as of June 30, 2013) through December 31, 2016. At the end of the renewal period the lessee acquires title to the furniture and fixtures.

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £72,997 ($115,335 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has a remaining term of 6 months and quarterly payments of £18,627 ($28,328 applying the exchange rate as of June 30, 2013).

Information Technology Infrastructure Equipment

On June 19, 2013, Bravo purchased a lease for information technology infrastructure equipment located in the United Kingdom from SQN Fund II for £29,448 ($46,528 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has a remaining term of 9 months through September 2014 with quarterly payments of £6,091 ($9,263 applying the exchange rate as of June 30, 2013).

Submersible Vessel

On April 17, 2013, we entered into a lease transaction classified as a finance lease for £895,718 ($1,388,990 applying exchange rates at April 30, 2013). The equipment is used in the United Kingdom and is a remotely operated submersible vehicle used in the offshore energy industry. This equipment may be used for, but not limited to, drilling support, underwater rig inspections, repairs, maintenance and offshore wind farm construction projects. The term of the lease is for 60 months with the following schedule of payments: (i) £96,149 ($149,098 applying exchange rates at April 30, 2013) was paid on May 2, 2013 for the period from April 14, 2013 through April 30, 2013, (iii) £17,183 ($26,646 applying exchange rates at April 30, 2013) monthly, in arrears through April 30, 2018 and (iv) £87,349 ($135,452 applying exchange rates at April 30, 2013) due on April 30, 2018. The final payment may be extended, at our option for an additional 48 months at £2,300 ($3,567 applying exchange rates at April 30, 2013). If the extended rental period is not entered into then the lessee will pay annually, in advance, £7,996 ($12,399 applying exchange rates at April 30, 2013).

On June 19, 2013, we sold the investment in the submersible vessel to Bravo for $1,361,755____.

Medical Equipment

On March 27, 2013, we entered into a transaction classified as a finance lease for medical equipment located in the United States of America for $475,317. The finance lease has a 60 month term, requires monthly payments, in advance, of $10,500 and included a bargain purchase option at the expiration of the lease term. The initial monthly rental payment was paid on March 27, 2013. At March 31, 2013, the Partnership accrued a fee to SAM totaling $4,495 which is included in acquisition expense in the accompanying consolidated statements of operations.

On June 19, 2013, we sold the investment in this medical equipment to Bravo for $486,820.

Commercial LED lighting

On February 28, 2013, our Investment Manager entered into a transaction under a Vendor Program, and allocated the transaction to us. The transaction was to finance the installation of an LED lighting system for a community center located in the United Kingdom for £20,941 ($31,677 applying exchange rates at February 28, 2013). This transaction has a lease term of 36 months which commenced upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms, of the agreement we receive quarterly lease payments, in advance, of £2,055 ($3,109 applying exchange rates at February 28, 2013). After the lease term expires, title to the equipment will pass to the lessee.

 Entertainment and Leisure Equipment

During June 2013, our Investment Manager was approached by the lessee of three leases for entertainment and leisure equipment to consider the early lease termination of the three leases and subsequent purchase by the lessee. On July 1, 2013, the Investment Manager, based on upon the remaining life of the leases, the sales proceeds and the ability to reinvest the cash proceeds, accepted the offer and sold the entertainment and leisure equipment to the lessee. We received £628,560 ($950,060 applying exchange rates at July 15, 2013).

Public Address System

On October 5, 2012, we entered into a new finance lease transaction for a public address system, with the new owners of a stadium used primarily for a Scottish professional football team located in Glasgow, Scotland. The original owners of the team went into Administration in the United Kingdom on February 13, 2012. The new lease began on October 5, 2012, requires quarterly payments, in advance, of £73,125 ($118,199 applying exchange rates at September 30, 2012) and has a term of 24 months. After the lease term expires title to the equipment will pass to the new lessee. On November 27, 2012, we paid of £15,000 ($24,033 applying exchange rates at November 30, 2012) related to the restructuring of this lease.

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

As part of these transactions Bravo became a party to a participation agreement and a service agreement with an unrelated third party (the “Participant”). Under the participation agreement the Participant acquired a 10% ownership interest by providing 10% of the financing for each transaction. Under the service agreement, the Participant will receive 5% of the gross payments from the lessees. The Participant will provide program management services and inventory tracking and monitoring services for all of the aircraft rotable parts. Bravo is required to remit the Participant’s portion of both the participation agreement and service agreement from the gross payments from the lessee within 10 days of receipt from the lessee.

Computer Equipment

 On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £37,459 ($59,186 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The original lease term ended during the quarter ended September 30, 2013. On December 21, 2013, the lease was extended for a minimum of two years with an optional extension at that date. The current lease requires for quarterly rental payments of £4,411 ($6,061 applying the exchange rate at the date of extension) which includes applicable taxes.

Furniture and fixtures

 On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £172,815 ($273,048 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term of 15 months and quarterly payments of £21,014 ($31,958 applying the exchange rate as of June 30, 2013).

Reusable Plastic Bulk Storage Bins – Participation

On March 30, 2012, we entered into a participation agreement to purchase, from an entity controlled by SAM, an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the lessee entered into a 3 year extension agreement. The Investment Manager tested this investment and determined that it is an operating lease. The terms of the lease require three annual payments in the amount of $471,000 ($2,610,000 multiplied by Partnership’s interest).

Subsequent to the extension of the lease, we entered into a transaction to sell the right to the receivable to an unrelated third party for $1,406,604. We are also required to make a one-time payment to the buyer in the amount of $139,216 after the lease expires. We continue to own the underlying assets and are entitled to any residual value on this investment subject to an existing remarketing agreement.

Reusable Plastic Bulk Storage Bins – Lease

On March 29, 2012, we entered into an operating lease transaction for 10,000 reusable plastic bulk storage bins used in the agricultural and food processing industries for $1,150,000 with a lease term of 60 months. The equipment is located in the United States of America. Under the terms of the agreement, we received monthly payments, in advance, of $20,547. The lessee paid a security deposit of $297,176. We paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment.

On April 4, 2013, the lessee of the reusable plastic bulk storage bins contacted our Investment Manager inquiring about purchasing 5,000 of the reusable plastic bulk storage bins. The purchase price was determined based upon the buy-out calculation in the lease agreement to be $508,725. We received cash proceeds of $360,137, net of a refund of the security deposit payable totaling $148,588. On June 19, 2013, the remaining storage bins were sold to Bravo for $387,653. In January 2014, the lessee purchased the remaining 5,000 containers from Bravo which resulted in a full payout of the lease. Bravo determined the sales price to be $451,870 net of 148,588 security deposit and therefore received proceeds of $303,282.

Modular Accommodations

On June 19, 2013, Bravo purchased residual value interests in modular accommodations configured as healthcare centers in the United Kingdom for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). The initial lease was renewed in 2014 through March 2019.

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £88,862 ($140,402 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease had a remaining term through November 30, 2013 and required monthly payments of £10,253 ($15,593 applying exchange rates as of June 30, 2013). At the end of the lease term, the lease was retested by the Investment Manager and it was determined to be a residual value investment. The lease was therefore reclassified to other assets as of that date.

Modular Accommodations

On May 22, 2013, we entered into a project financing loan (the “Financing’) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for the erection of modular accommodations on a college campus in the United Kingdom. The total amount available under the Financing was £1,935,000 and accrued interest at 18.0% per year. The borrower’s parent company guaranteed the Financing.

During the year ended December 31, 2013, we advanced a total of £1,935,000 ($2,947,854 applying exchange rates at various dates). In September 2013 the borrower repaid all advances plus interest accrued up to that date.

Hydro-electric generating plant – Northern Ireland

On April 4, 2013, we entered into an equipment note receivable (the “Note”) for £1,440,000 ($2,196,440 applying exchange rates at April 15, 2013) with a special purpose entity controlled by SAM. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note were used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. The borrower’s parent company has guaranteed the full amount of the Note.

Hydro-electric generating plant – Windsor, England

On October 31, 2011, we entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and borrower’s parent company has guaranteed the full £2,125,000. Interest accrues on the Instrument until the project commencement date, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and the £22 per £1,000 of original outstanding principal for the next three years.

During the year ended December 31, 2013, we advanced an additional £250,000 ($386,935 applying exchange rates at various dates during the period), under the Instrument which provided further financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. At December 31, 2013, the borrower had no additional funding available under this Instrument.

Anaerobic Digestion Equipment

In September 2013, we entered into an equipment note receivable agreement for £1,993,860 ($3,217,293 applying exchange rates at the date of the agreement) with Agrivert Biogas Limited (“Agrivert”) in the United Kingdom to provide financing for equipment in relation to an anaerobic digestion plant. The investment is in two stages. The first is pre-lease when we finance the construction of the plant according to certain milestones that get certified by an independent party. We charges 1% interest per month for that stage. When the plant is constructed and produces enough energy, the second stage begins with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. We made additional advances to Agrivert on November 27, 2013 in the amount of £1,444,427.5 ($2,361,350 applying the exchange rate on November 30, 2013) and on December 18, 2013 in the amount of £1,347,570 ($2,221,873.4 applying the exchange rates on December 31, 2013).

For the year ended December 31, 2013 and 2012, we incurred a foreign currency transaction gain on its equipment notes receivable of $(464,816) and $(98,685), respectively. All amounts are included in foreign currency transaction gain in the accompanying consolidated statements of operations.

Environmental Vendor Program

On September 20, 2012, our Investment Manager entered into an origination and servicing agreement (the “Vendor Program”) to acquire environmentally friendly leased equipment with an equipment supplier based in the United Kingdom that specializes in renewable, energy saving and low carbon technologies such as LED lighting, biomass and condensing gas boilers, solar photovoltaic systems and solar thermal installations. We are a named participant to the Vendor Program, as well as, any future investment programs managed by our Investment Manager and having similar investment strategies. The initial period of the Vendor Program is for a minimum period of 18 months and shall remain in effect after that time until terminated by either party with three months written notice. Under the terms of the Vendor Program, the service provider will use commercially reasonable efforts to originate up to £2,500,000 of business.

On December 10, 2012, our Investment Manager entered into the initial transaction under the Vendor Program which was allocated to us. The transaction was to finance the installation of an LED lighting system for a primary school located in the United Kingdom for £14,253 ($22,980 applying exchange rates at December 15, 2012) with a lease term of 36 months which commenced upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement we will receive quarterly lease payments of £1,523 ($2,455 applying exchange rates at December 15, 2012). After the lease term expires title to the equipment will pass to the lessee.

Gamma Knife Suite

A Gamma Knife works by utilizing the latest advanced diagnostic imaging and three-dimensional treatment planning software to deliver finely-focused beams of gamma radiation to small targets inside the brain. The beams converge at a point to treat the affected tissue, while minimizing the damage of healthy brain tissue.

On October 30, 2012, we entered into a Participation Agreement with SAM to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620 ($609,442 applying exchange rates at October 31, 2012). We paid initial direct costs, which have been included in the cost of the residual value asset, of £15,185 as follows: (i) on October 30, 2012, £8,535 ($13,702 applying exchange rates at October 31, 2012), (ii) on November 30, 2012, £2,979 ($4,635 applying exchange rates at November 30, 2012) and (iii) on July 14, 2012, £3,671 ($6,923 applying exchange rates at July 15, 2012).

Convertible Promissory Note

On February 27, 2013, we entered into a Subscription and Securities Purchase Agreement to purchase a portion of a $3,500,000 Convertible Promissory Note (“Promissory Notes”). On February 28, 2013, we purchased a convertible promissory note with a principal amount of $1,500,000. The convertible promissory note bears simple interest at 10% per year which is payable quarterly, in arrears, beginning June 30, 2013. The convertible promissory note may be prepaid until March 31, 2016 at 120% of the outstanding principal balance plus accrued and unpaid interest. The entire principal balance is due and payable on March 31, 2018. The convertible promissory note is collateralized by all of the shares of the Borrower and by an investment portfolio consisting of equipment leases, direct hard assets and infrastructure investments. The convertible promissory note is convertible, at our option, into Units of the Borrower, as defined in the agreements.

SQN Delta LLC

During October 2013, we formed a special purpose entity, SQN Delta, LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by us. On October 25, 2013, Delta entered into a participation agreement with unrelated third parties for the purchase of an approximate $8,540,000 ownership interest in two, less than 1 year old, bulk carrier vessels. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. In accordance with the participation agreement, we have the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. We incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired. In addition to the above loan, we contributed $4,000,000 to Delta to complete the investment.

Investment in SQN Echo LLC

On December 6, 2013, we formed SQN Echo, LLC (“Echo”), a joint venture with an affiliate, SQN AIF IV, LP (“Fund IV) to purchase a junior collateralized participation in two portfolios of various equipment leases. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in existing debt due to various financial institutions. We contributed $550,000 to purchase a 20% share of Echo. Since we own 20% of Echo and we exercise significant influence, we account for our investment using the equity method. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In February 2014, we funded an additional $120,000 into Echo (at the same time an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and to reduce the interest rate on the debt.

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, operating leases, residual value investments and project financings, and we generate revenues in geographic areas outside of the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 16 Geographic Information in our financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5; Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 31, 2014
General Partner	1
Limited Partners	375

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after our initial closing, which occurred on May 2, 2011 through our Operating Period, which we currently anticipate will end during June 2014. For the years ended December 31, 2013 and 2012, we paid distributions to our Limited Partners totaling $1,530,271 and $822,671, respectively. As of December 31, 2013 we have accrued $15,303 for distributions payable to our General Partner.

We are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,010 per Unit at December 31, 2013. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Units and consistent with NASD Rule 2340(c), the value of our Units are estimated to be the offering price of $1,000 per Unit. At December 31, 2013 we were in our Operating Period which we had begun on March 15, 2013 and the value of our Units are estimated to be the offering price of $1,010 per Unit.

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

	Years Ended December 31,
	2013	2012
Total revenue (a)	$2,948,416	$1,261,031
Net income (b)	$1,742,690	$209,782
Net income allocable to Limited Partners	$1,725,263	$207,684
Weighted average number of limited partnership interests outstanding	26,917.16	15,644.81
Net income per weighted average number of limited partnership interests outstanding	$64.10	$13.27
Distributions paid to Limited Partners (c)	$1,530,271	$822,671
Distributions per weighted average number of limited partnership interests outstanding	$56.85	$52.58

	December 31,
	2013	2012
Total assets (a)	$40,497,799	$19,857,023
Partners’ Equity (c)	$25,397,908	$19,501,015

(a)	Increase in total revenue and total assets were primarily due to our acquisition of various investments during both 2013 and 2012. Refer to Part II Item 8. Financial Statements and Supplementary Data Note 5, Investments in Finance Leases, Note 6, Investments in Equipment Subject to Operating Leases, Note 7, Residual Value Investments in Equipment on Lease and Note 9, Equipment Notes Receivable for a more detailed discussion of our leasing and financing activities during 2013 and 2012.

(b)	The increase in net income for 2013 versus 2012 was principally due to the following factors: (i) during 2013 we entered into additional transactions which generated revenue and (ii) the change in foreign exchange rates between the United States of America dollar and the British Pound Sterling. During 2013 we earned additional revenue of $1,687,385 from 2012. During 2013 the foreign exchange rate between the United States of America dollar and the British Pound Sterling increased 2.0% which resulted in a foreign currency transaction gain for 2013 of $680,739 while we incurred a foreign currency transaction gain in 2012 of $312,351.

(c)	Increase in distributions paid to Limited Partners and Partners’ Equity was due solely to the equity raised during 2013 and 2012.

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

Current Business Environment and Outlook

We believe that 2014 will continue to present attractive opportunities for equipment lease and asset finance investments. While interest rates have been at historical lows, we expect rates to increase later in the year. Increasing interest rates generally result in increased returns on asset based investments but it also increases the cost of leverage so we do not see much of a net effect on our gross margins on the leverage portions of our portfolios. Our single investor leases and loans should benefit from any increase in interest rates over the long term. In the short term, we are seeing a lot of downward pressure on returns in certain of the asset classes that we have historically invested in in the United Kingdom. Specifically, alternative energy products tied to UK government subsidies such as solar installations and LED lighting. Specialty finance firms have raised a tremendous amount of capital targeted toward these asset classes which has driven down financing rates across the sector. The competitive environment is firming up with a few large participants exiting the market but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we think there is more opportunity than there has been in years to acquire season portfolios of equipment leases. We also think that there may be opportunity for consolidation in the next year or two. Overall we think that companies have a positive outlook for growth in 2014 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2014 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy is expected to grow 3.0% in 2014, the fastest pace since the 2008-2009 recession. Economic growth will be driven by a number of positive factors such as a strong housing market recovery, falling natural gas prices, robust auto sales, record high household wealth, steadily improving credit availability, and improving employment. However, these positive trends are counter-balanced by high oil prices, slow international growth, moderating fiscal consolidation and the continued threat of policy uncertainty. More dependable economic growth will help to generate stronger overall investment in equipment and software. Additionally, a rising interest rate environment could induce companies to lock in lower rates. Overall, these trends could yield a positive result for the equipment finance industry.

Recent Significant Transactions

Investment in SQN Echo LLC

On December 6, 2013, we formed SQN Echo, LLC (“Echo”), a joint venture with an affiliate, SQN AIF IV, LP (“Fund IV) to purchase a junior collateralized participation in two portfolios of various equipment leases. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in existing debt due to various financial institutions. We contributed $550,000 to purchase a 20% share of Echo. Since we own 20% of Echo and we exercise significant influence, we account for our investment using the equity method. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In February 2014, we funded an additional $120,000 into Echo (at the same time an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and to reduce the interest rate.

SQN Delta LLC

During October 2013, we formed a special purpose entity, SQN Delta, LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by us. On October 25, 2013, Delta entered into a participation agreement with unrelated third parties for the purchase of an approximate $8,540,000 ownership interest in two, less than 1 year old, bulk carrier vessels. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. In accordance with the participation agreement, we have the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. We incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired. In addition to the above loan, we contributed $4,000,000 to Delta to complete the investment.

The investment is accounted for using the cost method whereas we will adjust the basis in our investment according to the allocation of earnings less distributions made. In conjunction with this transaction, we recorded a purchase discount of $340,000 which was recorded as a deferred gain on the accompanying consolidated financial statements. The deferred gain will be amortized over the expected term of the investment and will be recorded as income.

SQN Bravo LLC

On June 19, 2013, we sold certain assets along with their related rental streams to a newly formed special purpose entity, SQN Bravo LLC (“Bravo”). Our Investment Manager determined that this was in our best interests due to the following factors: (i) we were able to leverage investments through debt at rates less than the corresponding leased equipment were earning and (ii) we were able to use the proceeds to make additional lease investments at higher rates.

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from us of $3,906,724. Bravo also purchased a seasoned portfolio of leased equipment from SQN Fund II, a private equipment leasing fund managed by our Investment Manager. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases, (ii) $1,937,636 in equipment subject to operating leases and (iii) $2,500,000 in residual value investments in equipment on lease. In addition, we sold various leased assets with a net book value of $4,137,073 to Bravo.

As a result of our equity purchase noted above, on June 19, 2013, we acquired the primary economic risks and rewards in Bravo and accordingly, we now consolidate Bravo into our financial statements and results of operations.

Convertible Promissory Note

On February 27, 2013, we entered into a Subscription and Securities Purchase Agreement to purchase a portion of a $3,500,000 Convertible Promissory Note (“Promissory Notes”). On February 28, 2013, we purchased a convertible promissory note with a principal amount of $1,500,000. The convertible promissory note bears simple interest at 10% per year which is payable quarterly, in arrears, beginning June 30, 2013. The convertible promissory note may be prepaid until March 31, 2016 at 120% of the outstanding principal balance plus accrued and unpaid interest. The entire principal balance is due and payable on March 31, 2018. The convertible promissory note is collateralized by all of the shares of the Borrower and by an investment portfolio consisting of equipment leases, direct hard assets and infrastructure investments. The convertible promissory note is convertible, at our option, into Units of the Borrower, as defined in the agreements.

Equipment Notes Receivable

Modular Accommodations

On May 22, 2013, we entered into a project financing loan (the “Financing’) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for the erection of modular accommodations on a college campus in the United Kingdom. The total amount available under the Financing is £1,935,000, accrues interest at 18.0% per year. The borrower’s parent company has guaranteed the Financing.

Hydro-electric generating plant – Northern Ireland

On April 4, 2013, we entered into an equipment note receivable (the “Note”) for £1,440,000 ($2,196,440 applying exchange rates at April 15, 2013) with a special purpose entity controlled by SAM. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note were used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. The borrower’s parent company has guaranteed the full amount of the Note.

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

During the year ended December 31, 2013, we advanced an additional £250,000 ($386,935 applying exchange rates at various dates during the period), under Instrument, which provided further financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. At December 31, 2013, the borrower had no additional funding available under this Instrument.

Anaerobic Digestion Plant

In September 2013, we entered into an equipment note receivable agreement for £1,993,860 ($3,217,293 applying exchange rates at the date of the agreement) with Agrivert Biogas Limited (“Agrivert”) in the United Kingdom to provide financing for equipment in relation to an anaerobic digestion plant. The investment has two stages. The first is the pre-lease stage when the Partnership finances the construction of the plant according to certain milestones that get certified by an independent party. We charge 1% interest per month for that stage. When the plant is constructed and produces enough energy, the second stage begins with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. We made additional advances to Agrivert on November 27, 2013 in the amount of £1,444,427.5 ($2,361,350 applying the exchange rate on November 30, 2013) and on December 18, 2013 in the amount of £1,347,570 ($2,221,873.4 applying the exchange rates on December 31, 2013). There is no guarantee when this stage will end but it’s estimated to end in September. When the plant is constructed and produces enough energy, the second stage begins with interest charged at a rate of 9.5% for an initial term of seven years with a fourteen year extension.

Loan Payable Non-Recourse

On June 19, 2013, Bravo borrowed $5,860,085 from an unrelated lender and interest on this loan accrues at 7.75% per year. The majority of the proceeds were used to acquire various types of leased assets. Bravo entered into a financing agreement with the lender and had the ability to borrow additional amounts, at monthly intervals, between July 2013 and January 2014 which total $5,508,000. The lender made additional advances to Bravo in the amount of $1,200,000 on November 19, 2013 and $2,070,000 on December 12, 2013. At December 31, 2013 the unpaid principal balance of the loan is $9,039,373. Interest paid on the loan in 2013 amounted to $259,018. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The lender has the right to receive 100% of the cash proceeds from all of the leased assets, including the leased assets sold by the Partnership to Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

In September 2013, we sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage bins in which we had an 18.08% participation interest. The net proceeds to us on the non-recourse sale of receivables were approximately $1,400,000. The receivable sale note accrues interest at 8.5% per annum with expected maturity date of July 31, 2016.

On October 29, 2013, Delta borrowed $4,200,000 of debt from an unrelated lender. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The lender, as collateral, has a first priority security interest in all of the leased assets acquired as well as 100% of the payments received by Delta.

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

For leases subject to equipment notes receivable, specific payment terms were reached requiring payments which resulted in the recognition of interest income. This income is recognized over the course of the lease agreement.

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

Asset Impairments

The significant assets in our investment portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, we estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual value in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment will include a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Notes Receivable

Equipment notes receivable are reported in our balance sheets as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in our balance sheets. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Cost method of accounting

We record our investment in SQN Delta at cost. Under the cost method of accounting for investments, dividends are the basis for recognition by an investor of earnings from an investment. We recognize as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. The net accumulated earnings of the investee subsequent to the date of investment are recognized by us only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. Delta recognized approximately $150,000 in investment income for its ownership of the participation agreement in the cargo ship portfolio. We consolidate the activity of Delta for financial reporting purposes.

Equity method of accounting

We record our investment in SQN Echo using the equity method since we own a 20% investment in SQN Echo. According to generally accepted accounting principles, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting.

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

Results of Operations for the Year Ended December 31, 2013 (“2013”) versus the Year Ended December 31, 2012 (“2012”)

At December 31, 2012, we were in both our Offering Period and our Operating Period. Our Offering Period terminated on March 15, 2013, after which time we no longer accepted Limited Partner capital contributions. During the Offering Period the majority of our cash in-flows were from Limited Partners purchasing our Units. After the termination of our Offering Period, the majority of our cash in-flows are expected to come from rental payments, interest payments, and sales proceeds from our various equipment investments.

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

Revenue for 2013 and 2012 is summarized as follows:

	For the Year Ended December 31,
	2013	2012
Revenue:
Rental income	$729,831	$362,593
Finance income	1,044,724	615,855
Gain on asset sales	41,447	—
Investment income from participation interest	142,333	—
Interest income	990,081	282,583

Total Revenue	2,948,416	1,261,031

For the year ended December 31, 2013 we earned total revenue of $2,948,416, which increased $1,687,385 from 2012. The increase in total revenue was due to major business acquisitions as well as purchases of additional leased equipment and participation in various financing transactions during 2013 that did not exist in 2012. We had a total of seventeen lessees in 2013 from which we earned revenue versus nine lessees from which we earned revenue during 2012.

During 2013, we increased our rental income by $367,238. This increase was due to the following: (i) $401,425 of rental income earned by Bravo which was formed in June 2013, (ii) $142,333 of rental income earned by newly formed entity Delta, and (iii) during the year 2013, one of the Fund III residual value investments expired and entered into a new operating lease earning $235,944 of rental income.

During 2013, we increased our finance income by $428,869 from 2012. This increase was due to the increase in finance lease transactions we entered into during 2013 in Fund III and Bravo. At the start of 2013, we had eight finance leases compared to the twelve finance leases we had at December 31, 2013.

The $707,498 increase in interest income was due to an increase in equipment notes receivable advances made during the year, earning approximately $721,203 of interest income. One of these equipment notes was fully repaid during 2013 resulting in approximately 18.1% annual return (prorated for months outstanding). In addition, during 2013 we purchased a convertible note which earned $125,000 of interest income.

We also earned $142,333 of investment income through our investment in SQN Delta in which the Partnership acquired a participation interest in an $8,540,000 portfolio of limited partnership interests in two newly commissioned shipping vessels under long-term charter contracts.

Expenses for 2013 and 2012 are summarized as follows:

	Year Ended December 31
	2013	2012
Expenses:
Management fees - Investment Manager	$605,031	$720,000
Depreciation and amortization	581,606	395,588
Professional fees	227,172	176,975
Administration expense	44,256	52,328
Acquisition expense	11,556	3,957
Other expenses	22,038	14,752
Interest expense	394,806	—
Foreign currency gain	(680,739)	(312,351)
Total Expenses	$1,205,726	$1,051,249

For 2013 we incurred total expenses, including foreign currency (gain) loss of $1,205,726 versus $1,051,249 for 2012, an increase of $154,477. The increase was primarily due to increases in depreciation and amortization expense, interest expense and professional fees offset by an approximate $115,000 decrease in management fees and an approximate $370,000 increase in foreign currency gain.

During 2013 depreciation and amortization increased by $186,018. During the year we reclassified one of our residual value investments to operating lease as it entered a 3 year lease extension and therefore expensed approximately $90,867 of depreciation. Also, some of the assets purchased by Bravo on June 19, 2013 were determined to be operating leases which resulted in approximately $317,177 depreciation expense.

The management fee that is paid to our Investment Manager decreased by $114,969 to $605,031 for the year ended December 31, 2013 from $720,000 from the prior year. This decrease is due to the fact that, in accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through December 2016. Our reduced management fee calculation was based upon our expectation that we will conclude our business operations during June 2017. Our Investment Manager continues to monitor our operations, which may change the monthly management fee amount.

For 2013 we recorded a foreign currency gain of $680,739, which was principally comprised of the following: $516,867 gain related directly to our equipment leasing transactions and project financings in the United Kingdom and Scotland and a $163,872 gain related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound Sterling and the United States of America dollar increased 2.03% during 2013. We do not currently, and we have no plans in the future to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net income

For the reasons discussed above, for 2013, we recorded net income of $1,742,690, net income allocable to our Limited Partners of $1,725,263 and net income attributable to our Limited Partners per weighted average number of Units outstanding of $64.10.

2013 Assets:

Investments in finance leases, net – totaled $6,150,910 at December 31, 2013 and represented the price we paid for our finance leases less; (i) minimum rents received from the lessee’s, (ii) finance income earned and (iii) foreign currency transaction gains or losses on our leased equipment denominated in British Pound Sterling. Additional information may be obtained in Part I Item 1. Business, for a discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Date, Note 5 Investments in Finance Leases.

Investments in equipment subject to operating leases, net - totaled $3,548,323 at December 31, 2013 and represented the price we paid for our operating lease during 2013 including; (i) monies paid for initial direct costs and (ii) less depreciation expense incurred. Additional information may be obtained in Part I Item 1. Business, for a discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Date, Note 6 Investments in Equipment Subject to Operating Leases.

Residual value investments in equipment on lease - totaled $3,134,702 at December 31, 2013 and represented the price we paid for our residual value investments plus initial direct costs paid to acquire the equipment during 2013 and 2012. Additional information may be obtained in Part I Item 1. Business, for a discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, Note 7 Residual Value Investments in Equipment on Lease.

Convertible Promissory Note – totaled $1,435,714 at December 31, 2013 and represented a Subscription and Securities Purchase Agreement to purchase a $1,500,000 Convertible Promissory Note. The Promissory Note bears simple interest at 10% per year which is payable quarterly, in arrears, beginning June 30, 2013. The entire principal balance is due and payable on March 31, 2018. The Promissory Note is collateralized by all of the shares of the Borrower and by an investment portfolio consisting of equipment leases, direct hard assets and infrastructure investments. The Promissory Note is convertible, at our option, into Units of the Borrower, as defined in the agreements.

Equipment notes receivable, including accrued interest – totaled $14,549,459 at December 31, 2013 and consisted of:

An equipment note receivable with a special purpose entity to provide financing for a hydro-electric generating plant located in Northern Ireland - denominated in British Pound Sterling translated into United States of America dollars at December 31, 2013 and accrued interest on the outstanding principal;

A senior loan note instrument denominated in British Pound Sterling translated into United States of America dollars at December 31, 2013 and accrued interest on the outstanding principal;

An equipment note receivable agreement issued to provide financing for building an anaerobic digestion plant - denominated in British Pound Sterling translated into United States of America dollars at December 31, 2013 and accrued interest on the outstanding principal. Additional information may be obtained in Part I, Item 1. Business, under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, Note 9 Equipment Notes Receivable.

Investment in Participation Interests – totaled $8,421,915 at December 31, 2013 and represented the following:

During October 2013, we formed a special purpose entity SQN Delta LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by us. On October 25, 2013, Delta entered into a participation agreement with unrelated third parties for the purchase of an approximate $8,540,000 ownership interest in two bulk carrier vessels. The above year-end balance of $8,421,915 is the original investment of $8,540,000 plus the 10% return on investment less a cash payment of $260,418.

Investment in SQN Echo, LLC – totaled $550,000 at December 31, 2013 resulting from an investment in SQN Echo, LLC (“Echo”), a joint venture with an affiliate, SQN AIF IV, LP (“Fund IV) which was formed on December 2103 to purchase a junior collateralized participation in two portfolios of various equipment leases. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse debt. We contributed $550,000 to purchase a 20% share of Echo. Since we own 20% of Echo and we exercise significant influence, we account for our investment using the equity method. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $17,800,000. The first portfolio consists of equipment leases for various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In February 2014, we funded an additional $120,000 into Echo (at the same time an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

Other assets – totaled $1,653,701 at December 31, 2013 and consisted primarily of the following:

Approximately $824,400 that was deposited into an escrow account prior to year end pursuant to a new equipment note receivable agreement. At March 31, 2014, the agreement was not yet finalized and the funding remains as part of other assets in our books.

Approximately $151,000 relating to (i) net payments of Value Added Tax (“VAT”) paid in relation to the Agrivert transaction and (ii) off-lease equipment at year end..The VAT related amounts were received subsequent to year end but additional VAT payments have been made which are also anticipated to be refunded in full.

An additional $669,000 related to subsequent fundings related to Agrivert paid through a related special purpose entity set up as the UK lessor for the transaction set for tax and liability purposes.

2013 Liabilities:

Security deposits payable – totaled $349,288 at December 31, 2013 and represented monies required to be repaid to the lessees at lease termination. Upon expiration of the lease term, the amount will be repaid to the lessee if all rental payments have been made and there are no open lease commitments. Additional information may be obtained in Part I, Item 1. Business, under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Date, Note 6 Investments in Equipment Subject to Operating Leases.

Loans payable – totaled $14,049,411 at December 31, 2013 and consisted of the following:

A non-recourse loan payable in connection with the Bravo transaction including principal and accrued interest of $9,041,648 at December 31, 2013 from an unrelated lender. The majority of proceeds from the loan were used to acquire various types of leased assets.

In September 2013, we sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage bins in which we had an 18.08% participation interest. The net proceeds to us on the non-recourse sale of receivables were approximately $1,400,000. The receivable sale note accrues interest at 8.5% per annum with expected maturity date of July 31, 2016.

The outstanding balance on the note was $992,176 as of December 31, 2013.

A loan payable in connection with the Delta transaction included principal and accrued interest outstanding of $4,015,587 at December 31, 2013 to an unrelated lender. The proceeds from which were used to purchase Limited Partnership interests in ownership of two bulk carrier vessels as part of the above noted SQN Delta transaction.

Deferred gain from investment – totaled $568,037 at December 31, 2013 and consisted of the following:

The difference recognized by us between the cash price of $8,200,000 paid for the investment in Limited Partnership interests in two shipping vessels and the actual value of $8,540,000 of those interests. The original amount of deferred gain of $340,000 is amortized using straight-line method of amortization over the life of the investment and is reported on the consolidated balance sheet net of accumulated amortization.

The remaining balance of $235,944 of the deferred gain was due to an operating lease payment related to a future period that was collected in 2013. This amount will be fully recognized as revenue in 2014.

2012 Assets:

Investments in finance leases, net – totaled $6,840,590 at December 31, 2012 and represented the price we paid for our finance leases less; (i) minimum rents received from the lessee’s, (ii) finance income earned and (iii) foreign currency transaction gains or losses on our leased equipment denominated in British Pound Sterling. Additional information may be obtained in Part I Item 1. Business, for a discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Date, Note 5 Investments in Finance Leases.

Investments in equipment subject to operating leases, net - totaled $1,080,834 at December 31, 2012 and represented the price we paid for our operating lease during 2012 including; (i) monies paid for initial direct costs and (ii) less depreciation expense incurred. Additional information may be obtained in Part I Item 1. Business, for a discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Date, Note 6 Investments in Equipment Subject to Operating Leases.

Residual value investments in equipment on lease - totaled $2,001,875 at December 31, 2012 and represented the price we paid for our residual value investments plus initial direct costs paid to acquire the equipment during 2012 Additional information may be obtained in Part I Item 1. Business, for a discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, Note 7 Residual Value Investments in Equipment on Lease.

Equipment notes receivable, including accrued interest – totaled $3,306,391 at December 31, 2012 and consisted of a Senior Loan Note Instrument denominated in British Pound Sterling translated into United States of America dollars at December 31, 2012 and accrued interest on the outstanding principal. Additional information may be obtained in Part I, Item 1. Business, under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, Note 9 Equipment Notes Receivable.

2012 Liabilities:

Security deposits payable – totaled $297,176 at December 31, 2012 and represented monies required to be repaid to the lessees at lease termination. Upon expiration of the lease term, the amount will be repaid to the lessee if all rental payments have been made and there are no open lease commitments. Additional information may be obtained in Part I, Item 1. Business, under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Date, Note 6 Investments in Equipment Subject to Operating Leases.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31
	2013	2012
Cash provided by (used in):
Operating activities	$1,817,572	$1,513,610
Investing activities	$(26,118,214)	$(5,784,675)
Financing activities	$18,237,633	$10,133,048

Operating Activities

During 2013, we generated cash in-flows from operating activities of $1,817,572. This was principally due to cash collections from rental payments from both our finance and operating leases. We received cash of $3,420,099 from our finance leases and cash of $729,879 from our operating leases during 2013. The majority of our leases are payable in British Pound Sterling, therefore future cash in-flows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash in-flows were offset by various non-cash deductions which totaled $2,645,823 and consisted of finance income, accrued interest income, and unrealized foreign currency transaction gains. These non-cash deductions were offset by a non-cash increase of $609,118 which represented depreciation and amortization and accrued interest payable. We anticipate that as we enter into additional equipment leasing transactions we will continue to generate net cash in-flows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains losses from year to year.

In 2012, we generated cash in-flows from operating activities of $1,513,610. This was mainly due to cash collections from rental payments from both our finance leases and our operating leases. We received cash of $2,083,704 from our finance leases and cash of $362,593 from our operating lease during 2012. We collected between $117,512 and $421,615 from our various lessees. The cash in-flows were offset by various non-cash deductions which totaled $1,194,476 and consisted of finance income, accrued interest income and unrealized foreign currency transaction gains. These non-cash deductions were offset by a non-cash increase of $395,588 which represented depreciation and amortization.

Investing Activities

Cash used in investing activities was $26,118,214 during 2013. The biggest cash outflow of $13,331,745 related to our origination of several equipment notes receivable during the year. One of the notes was fully repaid during the year and we expect the remaining notes to provide returns in the next few years. The second largest cash out-flow of $8,200,000 was related to our investment in interests described above regarding SQN Delta, LLC. Other cash out-flows were related to our purchase of finance leases of $2,528,266, initial direct costs related to the acquisition of these leases of $113,822, purchase of equipment subject to operating leases of $1,937,636, and purchase of residual value investments in equipment on lease of $2,500,000. As noted above, the Partnership also invested $550,000 in a junior partnership interest of SQN Echo LLC. These outflows were offset by $1,309,263 proceeds received from sale of leased assets and the receipt of $3,070,071 for the repayment of an outstanding note receivable. We expect to continue to incur cash out-flows from investing activities through the Operating Period as we continue to acquire leased equipment. We anticipate generating cash in-flows during the Liquidation Period as we sell our various equipment leases. Additional information may be obtained in Part I Item 1. Business under our discussion of our equipment portfolio and in Part II Item 8. Financial Statements and Supplementary Data, Note 4. Investments in Finance Leases, Note 5. Investments in Equipment Subject to Operating Leases, Note 6 Residual Value Investments in Equipment on Lease and Note 7, Equipment Notes Receivable.

Cash used in investing activities was $5,784,675 during 2012. The cash out-flows were solely related to our purchase of finance leases of $3,845,798, initial direct costs related to the acquisition of these leases of $185,431, purchase of equipment subject to operating leases of $852,824, purchase of residual value investments in equipment on lease of $1,990,317 and our additional funding under a Senior Loan Note Instrument for $1,544,305. These cash outflows were offset by an increase in escrow deposits of $2,634,000 for capital contributions from Limited Partners received in advance.

Financing Activities

During 2013, we generated cash in-flows from financing activities of $18,237,633. This was mostly due to $14,736,689 financing we have obtained at interest rates ranging from 7.75% to 10.9% to make investments that produce higher returns for our investors. Also, as we were in our Offering Period until March 15, 2013 - we received capital contributions from our Limited Partners totaling $5,506,000 in 2013. These cash in-flows were offset by cash out-flows for distributions paid to our Limited Partners of $1,530,271, distribution expense of $108,120 as well as cash redemptions to Limited Partners of $140,000. Since our Offering Period ended on March 15, 2013, we will no longer generate cash in-flows from capital contributions from our Limited Partners, nor will we incur cash out-flows for distribution expense payable to SQN Securities, LLC and organizational and offering expenses. With the completion of our Offering Period in 2013, we expect to incur cash out-flows from financing activities from distributions payable to our Limited Partners. We plan to make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution.

During 2012 we generated cash in-flows from financing activities of $10,133,048. This was exclusively due to being in our Offering Period and receiving capital contributions from our Limited Partners totaling $13,904,200. This cash in-flow was offset by cash out-flows for distributions paid to our Limited Partners of $822,671, distribution expense paid to SQN Securities, LLC of $279,084 and organizational and offering expenses totaling $35,397.

Financings and Borrowings

During the year, Bravo borrowed approximately $9,130,085 at a 7.75% annual rate. The majority of the proceeds were used to acquire various types of leased assets and to finance the building of an Anaerobic Digestion Plant located in the United Kingdom.

As part of the above noted Delta transaction on October 29, 2013, we borrowed $4,200,000 of debt from an unrelated insurance company to fund the transaction. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after the Partnership’s initial closing which occurred on May 2, 2011. We expect to make distributions to our Limited Partner’s through the Operating Period. During 2013 and 2012, we paid distributions to our Limited Partners totaling $1,530,271 and $822,671, respectively. We did not pay any distributions to our General Partner during 2013 and 2012; however, we accrued $15,303 for distributions due to the General Partner at December 31, 2013.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

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

Off-Balance Sheet Transactions

None.

Subsequent Events

On January 17, 2014, the Partnership entered into a receivables purchase agreement secured by an equipment lease for a 250 kilowatt wind turbine located in Northern Ireland, in the United Kingdom. The partnership paid £490,000 for 25 quarterly payments of £27,727.64 commencing April 17, 2014.

During February 2014, Romney Hydropower Company Limited (“Romney”), entered into a loan facility for £2,775,537 with an unrelated lender. The facility was utilized by Romney to pay off the majority of its existing loans discussed in Note 9. The remaining balance of the loans discussed in Note 9, not repaid by Romney, was $2,676,026 and was repaid through the issuance of a new loan note with the Partnership which is subordinate to the unrelated loan facility.

On February 27, 2014 and March 10, 2014, Bravo made additional advances to Agrivert in the amount of £682,143 ($1,136,722 applying the exchange rate on February 27, 2014) and £284,120 ($472,122 applying the exchange rate on March 10, 2014), respectively. Each advance was made after third-party certification that the required milestones were met in accordance with the agreements. Each advance incurs interest at 1% per month payable monthly during the pre-lease period.

On March 3, 2014 the Partnership entered into an amended and restated participation agreement with Bravo and an unrelated party. The original agreement dated as of June 14, 2013 created two participation interests in Bravo, Participation A held by the unrelated party and Participation B held by the Partnership. According to the revised agreement, the Partnership would purchase additional interests for $470,000 and the unrelated party would purchase additional interests for $705,000. The proceeds from the purchase of these additional interests were used by Bravo to enter into a promissory note agreement with third party borrower in the amount of $1,175,000, bearing interest at 12% for a term of one year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

SQN Alternative Investment Fund III L.P. and Subsidiaries

New York, NY

We have audited the accompanying consolidated balance sheets of SQN Alternative Investment Fund III L.P. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SQN Alternative Investment Fund III L.P. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, NY

March 31, 2014

PART II – FINANCIAL INFORMATION

Item 8. Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Balance Sheets

Assets
	December 31,
	2013	2012
Cash and cash equivalents	$440,484	$6,503,493
Accounts receivable	31,698	—
Investments in finance leases, net	6,150,910	6,840,590
Initial direct costs, net of accumulated amortization of $371,946 and $236,377	102,093	123,840
Investments in equipment subject to operating leases, net	3,548,323	1,080,834
Residual value investments in equipment on lease	3,134,702	2,001,875
Convertible promissory note	1,435,714	—
Equipment notes receivable, including accrued interest of $827,706 and $277,703	14,549,459	3,306,391
Loan origination costs, net of accumulated amortization of $50,184 and $0	110,600	—
Due from investment manager	368,200	—
Investment in participation interest	8,421,915	—
Investment in SQN Echo LLC	550,000	—
Other assets	1,653,701	—

Total Assets	$40,497,799	$19,857,023

Liabilities and Partners’ Equity

Liabilities:
Accounts payable and accrued expenses	$92,299	$38,285
Non-recourse loans payable, including interest payable of $27,511 and $0	14,049,411	—
Distributions payable to General Partner	15,303	—
Rental income received in advance	25,553	20,547
Deferred gain from investment	568,037	—
Security deposits payable	349,288	297,176

Total Liabilities	15,099,891	356,008

Commitments and contingencies

Partners’ Equity (Deficit):
Limited Partners	25,400,328	19,505,559
General Partner	(2,420)	(4,544)

Total Partners’ Equity	25,397,908	19,501,015

Total Liabilities and Partners’ Equity	$40,497,799	$19,857,023

See notes to the consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	For the Year Ended December 31,
	2013	2012
Revenue:
Rental income	$729,831	$362,593
Finance income	1,044,724	615,855
Gain on asset sales	41,447	—
Investment income from participation interest	142,333	—
Interest income	990,081	282,583

Total Revenue	2,948,416	1,261,031

Expenses:
Management fees - Investment Manager	605,031	720,000
Depreciation and amortization	581,606	395,588
Professional fees	227,172	176,975
Administration expense	44,256	52,328
Acquisition expense	11,556	3,957
Other expenses	22,038	14,752
Interest expense	394,806	—
Foreign currency gain	(680,739)	(312,351)

Total Expenses	1,205,726	1,051,249

Net income	$1,742,690	$209,782

Net income allocable to:
Limited Partners	$1,725,263	$207,684
General Partner	17,427	2,098

Net income	$1,742,690	$209,782

Weighted average number of limited partnership interests outstanding	26,917.16	15,644.81

Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$64.10	$13.27

See notes to the consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statement of Changes in Partners’ Equity

Years ended December 31, 2013 and 2012

	Limited Partnership Interests	Total	General Partner	Limited Partners

Balance, January 1, 2012	8,450.90	$6,523,185	$(6,642)	$6,529,827

Limited Partners’ capital contributions	13,904.20	13,904,200	—	13,904,200
Organizational and offering expenses	—	(35,397)	—	(35,397)
Distribution expenses	—	(278,084)	—	(278,084)
Distributions to Partners	—	(822,671)	—	(822,671)
Net income	—	209,782	2,098	207,684

Balance, December 31, 2012	22,355.10	19,501,015	(4,544)	19,505,559

Limited Partners’ capital contributions	5,506.00	5,506,000	—	5,506,000
Limited Partner redemption paid	(140.00)	(140,000)	—	(140,000)
Distribution expenses	—	(108,120)	—	(108,120)
Offering Expense Reimbursement from Investment Manager	—	441,897	—	441,897
Distributions to Partners	—	(1,545,574)	(15,303)	(1,530,271)
Net income	—	1,742,690	17,427	1,725,263

Balance, December 31, 2013	27,721.10	$25,397,908	$(2,420)	$25,400,328

See notes to the consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,742,690	$209,782
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(1,044,724)	(615,855)
Accrued interest income	(1,042,786)	(256,170)
Gain on asset sales	(41,447)	—
Depreciation and amortization	581,606	395,588
Interest expense payable	27,512	—
Foreign currency transaction gain	(516,865)	(322,451)
Change in operating assets and liabilities:
Accounts receivable	—	28,497
Accrued interest income received	247,668	—
Minimum rental payments received	3,420,099	2,083,704
Other assets	(1,615,201)	23,315
Accounts payable and accrued expenses	54,014	(53,347)
Rental income received in advance	5,006	20,547

Net cash provided by operating activities	1,817,572	1,513,610

Cash flows from investing activities:
Purchase of finance leases	(2,528,265)	(3,845,798)
Purchase of equipment subject to operating leases	(1,937,636)	(852,824)
Purchase in residual value investments of equipment on lease	(2,500,000)	(1,990,317)
Proceeds from sale of leased assets	1,309,263	—
Cash paid for convertible note receivable	(1,500,000)	—
Principal payments received on convertible notes	64,286	—
Loan origination costs paid	(160,784)	—
Cash paid for equipment notes receivable	(13,331,745)	(1,544,305)
Cash received for repayment of note receivable	3,070,071	—
Escrow deposits	—	2,634,000
Investment in participation interest	(7,939,582)	—
Investment in SQN Echo LLC	(550,000)	—
Cash paid for initial direct costs	(113,822)	(185,431)

Net cash used in investing activities	(26,118,214)	(5,784,675)

Cash flows from financing activities:
Proceeds from Limited Partners’ capital contributions	5,506,000	13,904,200
Proceeds from loans payable	14,736,689	—
Principal payments of loan payable	(300,362)	—
Cash paid for organizational and offering expenses	—	(35,397)
Cash paid for distribution expenses	(108,120)	(279,084)
Cash paid for distributions to Limited Partners	(1,530,271)	(822,671)
Cash paid for redemption of Limited Partner Units	(140,000)	—
Repayment of note from Investment Manager	73,697	—
Limited Partners’ capital contributions received in advance	—	(2,634,000)

Net cash provided by financing activities	18,237,633	10,133,048

Net (decrease) increase in cash and cash equivalents	(6,063,009)	5,861,983

Cash and cash equivalents, beginning of year	6,503,493	641,510

Cash and cash equivalents, end of year	$440,484	$6,503,493

See notes to the consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$309,834	$—

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of initial direct costs from other assets to equipment subject to operating leases	$—	$42,641
Reclassification of initial direct costs from other assets to residual value investment in equipment on lease	$—	$11,558
Reclassification of net value of a residual value lease to equipment subject to operating leases	$1,367,173	$—
Reclassification of accounts receivable to other assets	$31,968	$—
Reclassification of equipment subject to operating leases to other assets	$70,200	$—
Note payable repayment from third party	$414,428	$—
Deferred gain on investment in participation interests	$340,000	$—
Offering expenses reimbursement from Investment Manager	$441,897	$—

See notes to the consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Year Ended December 31, 2013 and 2012

1.	Nature of Operations and Organization

Organization — SQN Alternative Investment Fund III, LP (the “Partnership”) was organized as a Delaware limited partnership on March 10, 2010 and is engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2034.

On December 6, 2013, the Partnership formed SQN Echo, LLC (“Echo”), a joint venture with an affiliate, SQN AIF IV, LP (“Fund IV), an equipment leasing fund managed by the Partnership’s Investment Manager, to purchase a junior collateralized participation in portfolios of various equipment leases. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 of existing debt due to various financial institutions. The Partnership contributed $550,000 to purchase a 20% share of Echo. Since the Partnership owns 20% of Echo and exercises significant influence, the Partnership accounts for its investment using the equity method. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. In order to fund the transaction, Echo borrowed $6,800,000 from a lender. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduces the interest rate.

On October 9, 2013, the Partnership formed a special purpose entity SQN Delta, LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by the Partnership. The sole purpose of Delta is to acquire an $8,540,000 interests in two newly commissioned shipping vessels under long-term charter contracts.

On June 19, 2013, we acquired the primary economic risks and rewards in a newly formed special purpose entity, SQN Bravo LLC. Our Investment Manager determined that this acquisition was in the best interests of the Partnership due to the following factors: (i) the Partnership was able to leverage its investments through debt at rates less than the corresponding leased equipment are earning and (ii) we were able to use the proceeds to make additional lease investments at higher rates. The Partnership now consolidates Bravo into the accompanying consolidated financial statements.

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

Beginning on June 29, 2011, Summit Asset Management Limited (“SAM”) has primarily provided the Partnership with asset origination services. They have assisted the Partnership with a significant number of the transactions entered into during 2013 and most of the transactions completed during 2012. SAM submits invoices to the Partnership for payment of the services provided which are either capitalized as initial direct costs or expensed during the course of the year. Until June 28, 2011, SAM had an equity interest in the Investment Manager.

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

The Partnership was declared effective by the Securities and Exchange Commission (“SEC”) on March 17, 2011, which was the commencement date the Offering Period. The Offering Period concluded on March 15, 2013. During the Offering Period, the Partnership admitted 375 Limited Partners, raised $27,861,100 in capital contributions, issued 27,861.10 Units at $1,000 per Unit and paid organizational and offering expenses totaling $999,118. During the Offering Period the Partnership paid $555,222 in distribution expenses to SQN Securities LLC, (“Securities”) a majority-owned subsidiary of the Investment Manager. Securities was the sole selling agent for the Partnership’s Units.

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

A Limited Partner may not redeem their Units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner. During 2013, the General Partner approved the redemption of 140 Units and directed the Partnership refunded the Limited Partners $140,000.

2.	Summary of Significant Accounting Policies

Nature of business and operations— The accompanying consolidated financial statements of SQN Alternative Investment Fund III LP (the “Partnership”) at December 31, 2013 and 2012 and for the years then ended have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Partnership and its subsidiaries, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

Cash and cash equivalents — The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts held at financial institutions.

The Partnership’s cash and cash equivalents are held principally at one financial institution in the United States of America and at times the balances may exceed federally insured limits. The Partnership has placed these funds in a high quality financial institution in order to minimize risk relating to exceeding insured limits. The Partnership also utilizes one financial institution in the United Kingdom for its transactions in that region. At December 31, 2013 and 2012, the Partnership had £173,805 ($286,571 applying exchange rates at December 31, 2013) and £131,801 ($212,898 applying exchange rates at December 31, 2012), respectively, of cash and cash equivalents held in one bank in the United Kingdom.

Finance lease receivables and allowance for doubtful accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2013 and 2012, an allowance for doubtful accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded on the books are deemed collectible.

Credit risk — In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnerships’ counterparty to an agreement will at some point either have an inability or unwillingness to make contractually required payments. Concentrations of credit risk with respect to lessees are dispersed across different industry segments throughout the United Kingdom and the United States of America. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the industry segments in which they operate.

Initial direct costs — The Partnership capitalizes initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead) and external fees incurred with the origination. These costs are amortized on a lease by lease basis based over the actual contract term of each lease using the effective interest rate method for finance leases and the straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense.

Asset impairments — The significant assets in the Partnership’s investment portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual value in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment will include a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Notes Receivable — Equipment notes receivable are reported in the Partnership’s balance sheets as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the Partnership’s balance sheets. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Cost method — The Partnership records its investment in participation interests at cost. Under the cost method of accounting for investments, dividends are the basis for recognition by an investor of earnings from an investment. The Partnership recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. The net accumulated earnings of the investee subsequent to the date of investment are recognized by the Partnership only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. Delta recognized approximately $150,000 in investment income for its ownership of the participation agreement in the cargo ship portfolio. The Partnership consolidates the activity of Delta for financial reporting purposes.

Investment in SQN Echo, LLC — The Partnership records its 20% investment in SQN Echo LLC using the equity method. According to generally accepted accounting principles, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting.

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

For operating leases, rental income is recognized on the straight line basis over the lease term. Billed and uncollected operating lease receivables will be included in accounts receivable. Accounts receivable are stated at their estimated net realizable value. Rental income received in advance is the difference between the timing of the cash payments and the income recognized on the straight line basis.

For leases subject to equipment notes receivable, specific payment terms were reached requiring payments which resulted in the recognition of interest income. This income is recognized over the course of the lease agreement.

The Investment Manager has an investment committee that approves each new equipment lease, financing transaction, and lease acquisition. As part this process it determines the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees’ business, the length of the lease and the industry in which the potential lessee operates. Unguaranteed residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

Acquisition expense — Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to the selection and acquisition of leased equipment which are incurred by the Partnership under the terms of the Partnership Agreement, as amended. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

Depreciation — The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term which varies from one to five years.

Income taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is that of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

Uncertain tax positions — The Partnership has adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Position”). Uncertain Tax Position prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under Uncertain Tax Position, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax position for the years ended December 31, 2013 and 2012, and does not expect any material adjustments to be made. The tax years 2013 and 2012 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data — Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Foreign currency transactions — The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currencies. Accordingly, certain assets and liabilities are translated at either the reporting period exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s results of operations.

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

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Partnership does not expect the adoption of ASU 2013-07 to have a material effect on its financial position or its results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $999,118, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. Total organizational and offering expenses may not exceed 2% of all offering proceeds. At the end of the Offering Period, the total offering proceeds were less than the maximum offering of $50,000,000, the General Partner was required to reimburse a portion of the organizational and offering expenses previously paid. The Offering Period ended on March 15, 2013 with the Partnership receiving $27,861,100 in total capital contributions. As a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $441,897. Organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At March 15, 2013, the Partnership recorded an amount due from the Investment Manager in the amount of $441,897, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At December 31, 2013, the Partnership has a remaining balance on the note receivable from its Investment Manager of $368,200 which is included in the accompanying consolidated balance sheets.

The Partnership paid the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, the Partnership raised total offering proceeds of less than $36,000,000, the management fee would be reduced to such an amount that over the entire life of the Partnership the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. The Partnership did not reach this equity threshold. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through December 2016. The reduced management fee calculation was based upon the Investment Managers expectation that the Partnership will conclude its business operations during June 2017. The Investment Manager will continue to monitor the Partnership’s operations, which may change the monthly management fee amount. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the year ended December 31, 2013 and 2012, the Partnership paid the Investment Manager $605,031 and $720,000, respectively which is included in Management fees – Investment Manager in the accompanying consolidated statements of operations.

The Partnership paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. For the year ended December 31, 2013 and 2012, Securities was paid distribution expenses of $108,120 and $278,084, respectively, which is included in distribution expenses in the consolidated statement of changes in partners’ equity.

The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

4.	SQN Bravo LLC

On June 19, 2013, the Partnership sold certain assets along with their related rental streams to a newly formed special purpose entity, SQN Bravo LLC (“Bravo”). On the same date, the Partnership made an equity investment in Bravo. Our Investment Manager determined that this was in the Partnership’s best interests due to the following factors: (i) we were able to leverage investments through debt at rates less than the corresponding leased equipment were earning and (ii) we were able to use the proceeds to make additional lease investments at higher rates.

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from us of $3,906,724. Bravo also purchased a seasoned portfolio of leased equipment from SQN Fund II, a private equipment leasing fund managed by our Investment Manager. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 5), (ii) $1,937,636 in equipment subject to operating leases (See Note 6) and (iii) $2,500,000 in residual value investments in equipment on lease (See Note 7). In addition, we sold various leased assets with a net book value of $4,137,073 to Bravo.

As a result of our equity purchase noted above, on June 19, 2013, we acquired the primary economic risks and rewards in Bravo and accordingly, we now consolidate Bravo into our financial statements and results of operations.

5.	Investments in Finance Leases

At December 31, 2013 and 2102, investment in finance leases consisted of the following:

	2013	2012
Minimum rents receivable	$7,255,160	$8,319,597
Estimated unguaranteed residual value	535,324	465,151
Unearned income	(1,639,574)	(1,944,158)

	$6,150,910	$6,840,590

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity.

On June 19, 2013, Bravo purchased a lease for a 20% ownership interest in an anaerobic digestion plant located in the United Kingdom from SQN Fund II for £118,564 ($187,332 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. Under the terms of the lease, Bravo will receive 28 monthly payments as follows: (i) £3,935 ($5,984 applying exchange rates at June 30, 2013) through September 20, 2015 and (ii) there will be a rent holiday, where no payments are due through January 20, 2016. At the expiration of the lease term, the lessee has a purchase option as follows: (i) make a one-time payment of £16,018 ($24,360 applying exchange rates at June 30, 2013) or (ii) make 4 additional monthly payments of £3,935 ($5,964 applying exchange rates at June 30, 2013) and then a final payment of £762 ($1,159 applying exchange rates at June 30, 2013). Once the final payment is received, title to the equipment passes to the lessee. When the anaerobic digestion plant produces sufficient electricity, Bravo will be entitled to a payment under United Kingdom government program for the production of alternative energy and will account for this as contingent rental payments.

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

The Partnership sold the remaining 80% ownership interest which it acquired during 2012 to Bravo.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £179,170 ($283,089 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has an initial lease term through March 31, 2015 and a renewal period through December 31, 2016. The initial lease term ended in June 30, 2013 with a renewal period beginning at that time with quarterly payments of £20,380 ($30,994 applying exchange rates as of June 30, 2013) through March 31, 2015. The second renewal period has quarterly payments of £6,750 ($10,265 applying exchange rates as of June 30, 2013) through December 31, 2016. At the end of the renewal period the lessee acquires title to the furniture and fixtures.

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £72,997 ($115,335 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has a remaining term of 6 months and quarterly payments of £18,627 ($28,328 applying the exchange rate as of June 30, 2013).

Information Technology Infrastructure Equipment

On June 19, 2013, Bravo purchased a lease for information technology infrastructure equipment located in the United Kingdom from SQN Fund II for £29,448 ($46,528 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has a remaining term of 9 months through September 2014 with quarterly payments of £6,091 ($9,263 applying the exchange rate as of June 30, 2013).

Submersible Vessel

On April 17, 2013, the Partnership entered into a lease transaction classified as a finance lease for £895,718 ($1,388,990 applying exchange rates at April 30, 2013). The equipment is used in the United Kingdom and is a remotely operated submersible vehicle used in the offshore energy industry. This equipment may be used for, but not limited to, drilling support, underwater rig inspections, repairs, maintenance and offshore wind farm construction projects. The term of the lease is for 60 months with the following schedule of payments: (i) £96,149 ($149,098 applying exchange rates at April 30, 2013) was paid on May 2, 2013 for the period from April 14, 2013 through April 30, 2013, (iii) £17,183 ($26,646 applying exchange rates at April 30, 2013) monthly, in arrears through April 30, 2018 and (iv) £87,349 ($135,452 applying exchange rates at April 30, 2013) due on April 30, 2018. The final payment may be extended, at the Partnership’s option for an additional 48 months at £2,300 ($3,567 applying exchange rates at April 30, 2013). If the extended rental period is not entered into then the lessee will pay annually, in advance, £7,996 ($12,399 applying exchange rates at April 30, 2013).

On June 19, 2013, the Partnership sold its investment in the submersible vessel to Bravo.

Medical Equipment

On March 27, 2013, the Partnership entered into a transaction classified as a finance lease for medical equipment located in the United States of America for $475,317. The finance lease has a 60 month term, requires monthly payments, in advance, of $10,500 and included a bargain purchase option at the expiration of the lease term. The initial monthly rental payment was paid on March 27, 2013. At March 31, 2013, the Partnership accrued a fee to SAM totaling $4,495 which is included in acquisition expense in the accompanying consolidated statements of operations.

On June 19, 2013, the Partnership sold its investment in this medical equipment to Bravo.

Commercial LED lighting

On February 28, 2013, the Partnership’s Investment Manager entered into a transaction under the Vendor Program, and allocated the transaction to the Partnership. The transaction was to finance the installation of a LED lighting system for a community center located in the United Kingdom for £20,941 ($31,677 applying exchange rates at February 28, 2013). This transaction has a lease term of 36 months which commenced upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement the Partnership receives quarterly lease payments, in advance, of £2,055 ($3,109 applying exchange rates at February 28, 2013). After the lease term expires title to the equipment will pass to the lessee.

Entertainment and Leisure Equipment

During June 2013, the Partnership’s Investment Manager was approached by the lessee of three leases for entertainment and leisure equipment to consider the early lease termination of the three leases and subsequent purchase by the lessee. On July 1, 2013, the Investment Manager, based on upon the remaining life of the leases, the sales proceeds and the ability to reinvest the cash proceeds, accepted the offer and sold the entertainment and leisure equipment to the lessee. The Partnership received £628,560 ($950,060 applying exchange rates at July 15, 2013).

Public Address System

On October 5, 2012, the Partnership entered into a new finance lease transaction for a public address system, with the new owners of a stadium used primarily for a Scottish professional football team located in Glasgow, Scotland. The original owners of the team went into Administration in the United Kingdom on February 13, 2012. The new lease began on October 5, 2012, requires quarterly payments, in advance, of £73,125 ($118,199 applying exchange rates at September 30, 2012) and has a term of 24 months. After the lease term expires title to the equipment will pass to the new lessee. On November 27, 2012, the Partnership paid initial direct costs of £15,000 ($24,033 applying exchange rates at November 30, 2012) related to the restructuring of the lease.

At December 31, 2013, the aggregate amounts of future minimum lease payments receivable, are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending December 31,
2014	$126,000	$2,727,682	$2,853,682
2015	126,000	1,769,416	1,895,416
2016	126,000	1,151,603	1,277,603
2017	126,000	813,424	939,423
2018	31,500	257,535	289,035

	$535,500	$6,719,660	$7,255,160

(1) Converted to U.S. Dollars at December 31, 2013 exchange rate

For the years ended December 31, 2013 and 2012, the Partnership incurred a foreign currency transaction (gain) loss on its various investments in finance leases of $52,049 and $(293,194), respectively. All amounts are included in foreign currency transaction gain in the accompanying consolidated statements of operations.

6.	Investment in Equipment Subject to Operating Leases

At December 31, 2013 and 2012, investments in equipment subject to operating leases consisted of the following:

	2013	2012
Plastic bulk storage bins	$1,963,494	$1,192,641
Aircraft rotables	1,665,700	—
Computer equipment	129,385	—
Furniture and fixtures	273,050	—
Accumulated depreciation	(483,306)	(111,807)

	$3,548,323	$1,080,834

Depreciation and amortization expense was $446,037 and $183,807 for the years ended December 31, 2013 and 2012, respectively.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in the United States of America from SQN Fund II for $1,155,000, which included the assumption by Bravo of a security deposit of $171,000. The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term which expires on February 13, 2015 and requires monthly rental payments of $16,220. The lease generated approximately $113,500 in rental income for the year ended December 31, 2013.

On June 19, 2013, Bravo purchased an additional lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term which expires on March 13, 2015 and requires monthly rental payments of $3,777. The lease generated approximately $26,400 in rental income for the year ended December 31, 2013.

As part of these transactions Bravo became a party to a participation agreement and a service agreement with an unrelated third party (the “Participant”). Under the participation agreement the Participant acquired a 10% ownership interest by providing 10% of the financing for each transaction. Under the service agreement the Participant will receive 5% of the gross payments from the lessees. The Participant will provide program management services and inventory tracking and monitoring services for all of the aircraft rotable parts. Bravo is required to remit the Participant’s portion of both the participation agreement and service agreement from the gross payments from the lessee within 10 days of receipt from the lessee.

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £37,459 ($59,186 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The original lease term ended during the quarter ended September 30, 2013. On December 21, 2013 the lease was extended for a minimum of two years with an optional extension at that date. The current lease requires for quarterly rental payments of £4,411 ($6,061 applying the exchange rate at the date of extension) which includes applicable taxes. The lease generated approximately $38,246 in rental income for the year ended December 31, 2013.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £172,815 ($273,048 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term of 15 months and quarterly payments of £21,014 ($31,958 applying the exchange rate as of June 30, 2013).

Reusable Plastic Bulk Storage Bins - Participation

On March 30, 2012, the Partnership entered into a participation agreement to purchase, from an entity controlled by SAM (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the Partnership entered into a 3 year extension agreement with the lessee. The Investment Manager tested this investment and determined that it is an operating lease. The terms of the lease require three annual payments in the amount of $471,000 ($2,610,000 multiplied by Partnership’s interest). The lease generated approximately $236,000 of rental income for the year ended December 31, 2013.

Subsequent to the extension of the lease, the Partnership entered into a transaction to sell the right to the receivable to an unrelated third party for $1,406,604. The Partnership is also required to make a one-time payment to the buyer in the amount of $139,216 after the lease expires. The Partnership continues to own the underlying assets and are entitled to any residual value on this investment subject to an existing remarketing agreement.

Reusable Plastic Bulk Storage Bins

On March 29, 2012, the Partnership entered into an operating lease transaction for 10,000 reusable plastic bulk storage bins used in the agricultural and food processing industries for $1,150,000 with a lease term of 60 months. The equipment is located in the United States of America. Under the terms of the agreement the Partnership received monthly payments, in advance, of $20,547. The lessee paid a security deposit of $297,176. The Partnership paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment. The lease generated $92,462 and $184,924 of rental income for the years ended December 31, 2013 and 2012, respectively.

On April 4, 2013, the lessee of the reusable plastic bulk storage bins contacted the Partnership’s Investment Manager inquiring about purchasing 5,000 of the reusable plastic bulk storage bins. The purchase price was determined based upon the buy-out calculation in the lease agreement to be $508,725. The Partnership received cash proceeds of $360,137, net of a refund of the security deposit payable totaling $148,588. The remaining storage bins under this operating lease were sold by Partnership to Bravo on June 19, 2013. In January 2014 the lessee purchased the remaining 5,000 containers from Bravo which resulted in a full payout of the lease. Bravo determined the sales price to be $451,870 net of 148,588 security deposit and therefore received proceeds of $303,282.

At December 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending December 31,
2014	$363,252	$256,542	$619,794
2015	227,050	—	227,050
2016	123,288	—	123,288
2017	41,096	—	41,096

	$754,686	$256,542	$1,011,228

(1) Converted to U.S. Dollars at December 31, 2013 exchange rate.

7.	Residual Value Investments in Equipment on Lease

Modular Accommodations

On June 19, 2013, Bravo purchased residual value interests in modular accommodations configured as healthcare centers in the United Kingdom for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). The initial lease was renewed in 2014 through March 2019.

Gamma Knife Suite

A Gamma Knife works by utilizing the latest advanced diagnostic imaging and three-dimensional treatment planning software to deliver finely-focused beams of gamma radiation to small targets inside the brain. The beams converge at a point to treat the affected tissue, while minimizing the damage of healthy brain tissue.

On October 30, 2012, the Partnership entered into a Participation Agreement with SAM to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620 ($609,442 applying exchange rates at October 31, 2012). The Partnership paid initial direct costs, which have been included in the cost of the residual value asset, of £15,185 as follows: (i) on October 30, 2012, £8,535 ($13,702 applying exchange rates at October 31, 2012), (ii) on November 30, 2012, £2,979 ($4,635 applying exchange rates at November 30, 2012) and (iii) on July 14, 2012, £3,671 ($6,923 applying exchange rates at July 15, 2012).

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £88,862 ($140,402 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease had a remaining term through November 30, 2013 and required monthly payments of £10,253 ($15,593 applying exchange rates as of June 30, 2013). At the end of the lease term, the lease was retested by the Investment Manager and it was determined to be a residual value investment. The lease was therefore reclassified to other assets as of that date.

8.	Convertible Promissory Note

On February 27, 2013, the Partnership entered into a Subscription and Securities Purchase Agreement to purchase a portion of a $3,500,000 Convertible Promissory Note (“Promissory Note”). On February 28, 2013, the Partnership purchased a Promissory Note with a principal amount of $1,500,000. The Promissory Note bears simple interest at 10% per year which is payable quarterly, in arrears, beginning June 30, 2013. The Promissory Note may be prepaid until March 31, 2016 at 120% of the outstanding principal balance plus accrued and unpaid interest. The entire principal balance is due and payable on March 31, 2018. The Promissory Note is collateralized by all of the shares of the Borrower and by an investment portfolio consisting of equipment leases, direct hard assets and infrastructure investments. The Promissory Note is convertible, at the Partnership’s option, into Units of the Borrower, as defined in the agreements.

9.	Equipment Notes Receivable

At December 31, 2013 and 2012, investments in equipment subject to equipment notes receivable consisted of the following:

			December 31,
Equipment Description	Maturity Date	Interest Rate	2013	2012

Hydro-electric generating plant	10/31/22	12.00%	$2,445,305	$—
Hydro-electric generating plant	10/31/22	12.00%	4,194,759	3,306,391
Anaerobic digestion equipment	(1)	(1)	7,909,395	—

			$14,549,459	$3,306,391

(1) - Lease is separated into two separate stages with different interest rates per stages -

Stage 1: Construction - 1% per month until completion of construction

Stage 2: Energy producing - 9.5% per annum for initial term of seven years

Modular Accommodations

On May 22, 2013, the Partnership entered into a project financing loan (the “Financing”) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for the erection of modular accommodations on a college campus in the United Kingdom. The total amount available under the Financing was £1,935,000 and accrued interest at 18.0% per year. The borrower’s parent company guaranteed the Financing.

During the year ended December 31, 2013, the Partnership advanced a total of £1,935,000 ($2,947,854 applying exchange rates at various dates). In September 2013 the borrower repaid all advances plus interest accrued up to that date.

Hydro-electric generating plant – Northern Ireland

On April 4, 2013, the Partnership entered into an equipment note receivable (the “Note”) for £1,440,000 ($2,196,440 applying exchange rates at April 15, 2013) with a special purpose entity controlled by SAM. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note was used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. The borrower’s parent company has guaranteed the full amount of the Note.

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

During the year ended December 31, 2013, the Partnership advanced an additional £250,000 ($386,935 applying exchange rates at various dates during the period), under Instrument, which provided further financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. At December 31, 2013, the borrower had no additional funding available under this Instrument.

Anaerobic Digestion Equipment

In September 2013, the Partnership entered into an equipment note receivable agreement for £1,993,860 ($3,217,293 applying exchange rates at the date of the agreement) with Agrivert Biogas Limited (“Agrivert”) in the United Kingdom to provide financing for equipment in relation to an anaerobic digestion plant. The investment is in two stages. The first is pre-lease when the Partnership finances the construction of the plant according to certain milestones that get certified by an independent party. The Partnership charges 1% interest per month for that stage. When the plant is constructed and produces enough energy, the second stage begins with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. The Partnership made additional advances to Agrivert on November 27, 2013 in the amount of £1,444,427 ($2,361,350 applying the exchange rate on November 30, 2013) and on December 18, 2013 in the amount of £1,347,570 ($2,221,873applying the exchange rates on December 31, 2013).

For the year ended December 31, 2013 and 2012, the Partnership incurred a foreign currency transaction gain on its equipment notes receivable of $464,816 and $98,685, respectively. All amounts are included in foreign currency transaction gain in the accompanying consolidated statements of operations.

10.	Investment in Participation Interests

On October 9, 2013, the Partnership formed a special purpose entity SQN Delta LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by the Partnership. The sole purpose of Delta is to acquire an $8,540,000 interest in two, less than 1 year old, bulk carrier vessels. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. In accordance with the participation agreement, Delta has the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. The Partnership incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired. In addition to the above loan, the Partnership contributed $4,000,000 to Delta and is consolidated in the accompanying financial statements.

The investment is accounted for using the cost method whereas the Partnership will adjust the basis in the investment according to the allocation of earnings less distributions made. In conjunction with this transaction, the Partnership recorded a purchase discount of $340,000 which was recorded as a deferred gain on the accompanying financial statements. The gain will be amortized over the expected term of the investment and will be recorded as income.

11.	Investment in SQN Echo LLC

On December 6, 2013, the Partnership formed SQN Echo, LLC (“Echo”), a joint venture with an affiliate, SQN AIF IV, LP (“Fund IV) to purchase a junior collateralized participation in portfolios of various equipment leases. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse debt. The Partnership contributed $550,000 to purchase a 20% share of Echo. Since the Partnership owns 20% of Echo and exercises significant influence, the Partnership accounts for its investment using the equity method. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In February 2014, the Partnership funded an additional $120,000 into Echo ($480,000 by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

12.	Other Assets

The balance of Other Assets as of December 31, 2013 was $1,653,701 and was related to various transactions that occurred near year end. Approximately $824,400 of that was deposited into an escrow account prior to year end pursuant to a new equipment note receivable agreement. At March 31, 2014, the agreement was not yet finalized and the funding remains as part of Other Assets in our books. Transactions for Bravo leases totaling approximately $151,000 which occurred near year end related to Agrivert value added taxes (“VAT”). These amounts were received subsequent to year end. An additional $669,000 was for balances due from related parties for outstanding lease payments and Agrivert VAT that were collected subsequent to year end.

13.	Non-recourse Loans Payable

On June 19, 2013, Bravo borrowed $5,860,085 from a lender with interest on this loan accruing at 7.75% per year. The majority of the proceeds were used to acquire various types of leased assets. Bravo entered into a financing agreement with the lender and had the ability to borrow additional amounts, at monthly intervals, between July 2013 and January 2014 which cumulatively total $5,508,000. The lender made additional advances to Bravo in the amount of $1,200,000 on November 19, 2013 and $2,070,000 on December 12, 2013. At December 31, 2013 the unpaid principal balance of the loan is $9,039,373. Interest paid on the loan in 2013 amounted to $259,018. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The lender has the right to receive 100% of the cash proceeds from all of the leased assets, including the leased assets sold by the Partnership to Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

In September 2013, we sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage bins in which we had an 18.08% participation interest. The net proceeds to us on the non-recourse sale of receivables were approximately $1,400,000. The receivable sale note accrues interest at 8.5% per annum with expected maturity date of July 31, 2016. The outstanding balance as of December 31, 2013 was $992,176.

On October 29, 2013, the Partnership, through Delta, borrowed $4,200,000 from the same lender as the above loans. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The lender, as collateral, has a first priority security interest in all of the assets of Delta as well as 100% of the payments received on the participation interests owned by Delta.

14.	Fair Value Measurements

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

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses and, approximate fair value.

The carrying amount of the Partnership’s equipment note receivable, including accrued interest approximates, fair value at December 31, 2012, based on the following factors: (i) interest rates have remained stable, (ii) the basic technology, the Archimedes Screw, is thousands of year old and has been successfully used in other hydro-electric generating plants in Europe and (iii) there is minimal credit risk associated with the lessee.

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

	December 31, 2013		December 31, 2012
		Fair Value		Fair Value
	Carrying Value	(Level 3)	Carrying Value	(Level 3)

Assets:
Convertible promissory note,
including accrued interest	$1,435,714	$1,309,306	$—	$—
Equipment notes receivable,
including accrued interest	$14,549,459	$14,170,652	$3,306,391	$3,306,391

Liabilities:
Loan payable, including accrued
interest	$14,049,411	$14,641,382	$—	$—

The following is a reconciliation of the beginning and ending balances for assets and liabilities calculated at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013:

	Convertible Promissory	Equipment Notes
	Note	Receivable	Loans Payable
Beginning balance, January 1, 2013	$—	$3,306,391	$—

Total gains (losses) included in earnings:
Interest income	88,036	823,403	—
Interest expense	—	—	394,806
Foreign currency gain	—	464,816	—

Repayment of notes and accrued interest	(130,893)	(3,376,896)	(1,082,084)

Unrealized appreciation (depreciation)	(147,837)	(378,807)	591,971

Issuance of additional notes	1,500,000	13,331,745	14,736,689

Estimated fair value, December 31, 2013	$1,309,306	$14,170,652	$14,049,411

15.	Business Concentrations

Significant concentrations in regards to the number of the Partnership’s types of investments at December 31, 2013 and 2012 were as follows:

	2013		2012
		%		%
Finance leases	A	40%	A	40%
	E	13%	E	17%
	F	20%	F	0%
	P	0%	P	22%
	Q	0%	Q	11%

Operating leases	B	13%	B	100%
	C	36%	C	0%
	D	35%	D	0%

Residual value leases	C	0%	C	68%
	G	20%	G	32%
	H	80%	H	0%

Equipment notes receivable	J	29%	J	0%
	K	17%	K	0%
	M	54%	M	0%

Convertible note receivable	N	100%	N	0%

For the year ended December 31, 2013 and 2012, the Partnership had the following concentrations of revenues with customers:

	2013		2012
		%		%
Finance	A	40%	A	40%
	F	10%	F	0%
	P	0%	P	13%
	Q	0%	Q	12%
Rental	A	0%	A	49%
	B	13%	B	51%
	C	32%	C	0%
	D	16%	D	0%
	O	13%	O	0%
Interest	I	13%	I	0%
	J	39%	J	91%
	K	16%	K	0%
	L	14%	L	0%
	M	13%	M	0%

For the year ended December 31, 2013 and 2012, approximately 48% and 100%, respectively, of the equipment leasing and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $10,525,139 and $11,272,510, respectively, to acquire these equipment leases and financing transactions.

As of December 31, 2013, the outstanding loans payable of $14,049,411 was from one lender.

16.	Geographic Information

Geographic information for revenue for the year ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31, 2013
Revenue:	United States	Europe	Australia	Total
Rental income	$513,817	$189,578	$26,436	$729,831
Finance income	$9,344	$1,035,380	$—	$1,044,724
Investment income in SQN Delta LLC	$—	$142,333	$—	$142,333
Gain (loss) on asset sales	$(13,058)	$54,505	$—	$41,447
Interest income	$193,929	$796,152	$—	$990,081

	Year Ended December 31, 2012
Revenue:	United States	Europe	Total
Rental income	$184,924	$177,539	$362,593
Finance income	$—	$615,855	$615,855
Interest income	$26,287	$256,296	$282,583

Geographic information for long-lived assets at December 31, 2013 and 2012 was as follows:

	December 31, 2013
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$420,968	$5,729,942	$—	$6,150,910
Investments in equipment subject to operating leases, net	$2,975,362	$257,040	$315,921	$3,548,323
Residual value investment equipment on lease	$—	$3,134,702	$—	$3,134,702
Convertible promissory note, including accrued interest	$1,435,714	$—	$—	$1,435,714
Equipment notes receivable, including accrued interest	$—	$14,549,459	$—	$14,549,459

	December 31, 2012
Long-lived assets:	United States	Europe	Total
Investment in finance leases, net	$—	$6,840,590	$6,840,590
Investments in equipment subject to operating leases, net	$1,080,834	$—	$1,080,834
Residual value investment equipment on lease	$1,367,173	$634,702	$2,001,875
Equipment notes receivable, including accrued interest	$—	$3,306,391	$3,306,391

17.	Indemnifications

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

18.	Income Tax Reconciliation (unaudited)

At December 31, 2013 and 2012, total Partners’ equity included in the consolidated financial statements was $25,413,211 and $19,501,015, respectively. At December 31, 2013 and 2012, total Partners’ equity for federal income tax purposes was $20,954,717 and $20,954,717. The primary differences are (i) income that is deferred to future period for financial reporting purposes but not for federal income tax reporting purposes, (ii) treatment of lease classifications and asset sales for financial reporting purposes compared to federal income tax reporting purposes, (iii) the treatment of foreign income, and (iv) the differences in depreciation and amortization and foreign currency translation (gain) loss for financial reporting purposes and federal income tax purposes.

The following table reconciles the net income for financial statement reporting purposes to the net income (loss) for federal income tax purposes for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Net income (loss) per financial statements	$1,742,690	$209,782
Depreciation and amortization	(77,230)	118,088
Amortization	42,118	—
Gain (loss) on asset sales - 4797	(1,387,643)	—
Foreign income	—	—
Deferred income	261,497	—
Other	73	—
Income from H&P Shipping	110,178	—
Income from SQN Echo	(8,151)	—
Foreign currency translation (gain) loss - unrealized	(728,735)	(279,283)
Net (loss) income for federal income tax purposes	$(45,203)	$48,587

19.	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2013

Total revenue	$431,003	$593,160	$835,865	$1,088,388	$2,948,416
Net income (loss) allocable to Limited Partners	$(570,855)	$168,568	$1,373,220	$754,330	$1,725,263
Weighted average number of limited partnership interests outstanding	24,333.11	27,802.86	27,761.10	27,725.01	26,917.16
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership	$(23.46)	$6.06	$49.47	$35.02	$64.10

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2012

Total revenue	$200,666	$282,540	$364,900	$412,925	$1,261,031
Net income (loss) allocable to Limited Partners	$122,878	$(339,187)	$366,799	$57,194	$207,684
Weighted average number of limited partnership interests outstanding	9,650.85	2,645.62	1,811.74	1,536.60	15,644.81
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership	$12.73	$(30.32)	$28.26	$2.60	$13.27

20.	Subsequent Events

On January 17, 2014, the Partnership entered into a receivables purchase agreement secured by an equipment lease for a 250 kilowatt wind turbine located in Northern Ireland, in the United Kingdom. The partnership paid £490,000 for 25quarterly payments of £27,727.64 commencing April 17, 2014.

During February 2014, Romney Hydropower Company Limited (“Romney”), entered into a loan facility for £2,775,537 with an unrelated lender. The facility was utilized by Romney to pay off the majority of its existing loans discussed in Note 9. The remaining balance of the loans discussed in Note 9, not repaid by Romney, was $2,676,026 and was repaid through the issuance of a new loan note with the Partnership which is subordinate to the unrelated loan facility.

On February 27, 2014 and March 10, 2014, Bravo made additional advances to Agrivert in the amount of £682,143 ($1,136,722 applying the exchange rate on February 27, 2014) and £284,120 ($472,122 applying the exchange rate on March 10, 2014), respectively. Each advance was made after third-party certification that the required milestones were met in accordance with the agreements. Each advance incurs interest at 1% per month payable monthly during the pre-lease period.

On March 3, 2014 the Partnership entered into an amended and restated participation agreement with Bravo and an unrelated party. The original agreement dated as of June 14, 2013 created two participation interests in Bravo, Participation A held by the unrelated party and Participation B held by the Partnership. According to the revised agreement, the Partnership would purchase additional interests for $470,000 and the unrelated party would purchase additional interests for $705,000. The proceeds from the purchase of these additional interests were used by Bravo to enter into a promissory note agreement with third party borrower in the amount of $1,175,000, bearing interest at 12% for a term of one year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31,2012, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner’s and our Investment Manager’s Chief Executive Officer has determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2013, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

In October 2013, the Partnership engaged Brio Financial Group (“Brio”), an outsourced financial reporting firm to accommodate the firm’s continued growth and to leverage a deeper base of experience from multiple professionals in public company reporting, GAAP and tax accounting, financial modeling and general audit preparation services. Brio assumed the duties of David Wright, our former Chief Financial Officer. Other than the engagement of Brio, there were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is SQN AIF III GP, LLC, a Delaware limited liability company and was formed in March 2010. The sole member of our General Partner is SQN Capital Management, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Jeremiah J. Silkowski	39	President and Chief Executive Officer
Michael C. Ponticello	35	Senior Vice President and National Sales Manager
David Kontis	38	Chief Compliance Officer
Matthew Leszyk	34	Vice President
Hugh Shelmerdine	62	Vice President—Chief Credit Officer

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

Name	Age	Position
Jeremiah J. Silkowski	39	President and Chief Executive Officer
Michael C. Ponticello	35	Senior Vice President and National Sales Manager
David Konits	38	Chief Compliance Officer
Matthew Leszyk	34	Vice President
Hugh Shelmerdine	62	Vice President—Chief Credit Officer

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

David Konits serves as the Chief Compliance Officer of the Investment Manager and SQN Securities, LLC. Mr. Konits’ professional experience includes consulting for and managing retail, institutional, and alternative investment FINRA Member Broker Dealers, SEC and State Registered Investment Advisors, and NFA member Commodity Trading Advisors whose lines of business include equity, fixed income, options, mutual funds, futures, commodities, derivatives, as well as managed money, hedge funds, fund of hedge funds, direct participation programs, and real estate based private placements. Mr. Konits has actively been a General Securities Principal since 2002 and a Financial and Operations Principal since 2005 (FINOP) for an array of firms. Mr. Konits graduated from the University of Central Florida while serving in the United States Army Reserves and then the United States Army National Guard. Industry registrations that Mr. Konits has held include the FINRA and/or NFA series 7,66,24,53,4,27,28,79, 3, 99, and 34.

Matthew Leszyk has served as Vice President of our Investment Manager since June 2011. Prior to joining SQN Capital Management, LLC, Mr. Leszyk worked in various capacities at financial institutions, an investment fund manager and in the private practice of law. From July 2010 to May 2011, Mr. Leszyk was employed at the Law Office of John F. O’Halloran in Bayonne, New Jersey where his practice included acting as counsel to a local bank for commercial loan transactions. From October 2009 to July 2010, Mr. Leszyk was employed at the Law Office of Richard A. Leszyk in Ontario, New York where his practice primarily focused on residential and commercial real estate transactions. From February 2009 to October 2009, Mr. Leszyk was engaged by Sterling National Bank to assist the workout department restructure and negotiate underperforming accounts. From November 2001 to May 2008, Mr. Leszyk was employed by ICON Capital Corp. During his tenure he was responsible for various matters including legal, operations, tax, portfolio management and remarketing. Mr. Leszyk received a J.D. from New York Law School and a B.A. from the University of Rochester with majors in Economics and Japanese. He is an attorney licensed in New York and New Jersey and he holds Series 7, 63 and 99 licenses.

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2013
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$605,031

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	108,120

			$713,151

(1)	Amount charged directly to operations.

(2)	Amount charged directly to partners’ equity.

Entity	Capacity	Description	Year Ended December 31, 2012
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$720,000

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	278,084

			$998,084

(1)	Amount charged directly to operations.

(2)	Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not pay our General Partner any distributions during 2013 or 2012; however, we did accrue approximately $15,000 for distributions due to the General Partner at December 31, 2013. For the year ended December 31, 2013, the General Partner’s 1% interest in our net income was $17,427. For the year ended December 31, 2012, the General Partner’s 1% interest in our net income was $2,098.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a.	We do not have any securities authorized for issuance under any equity compensation plan.

b.	We have one Limited Partner who owns 8.0758% of our Units at December 31, 2013.

c.	As of March 31, 2014, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2013 and 2012 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non–audit services rendered by Baker Tilly Virchow Krause LLP, formerly known as Holtz Rubenstein Reminick for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
Description of fees	2013	2012
Audit fees (1)	$118,500	$84,500

Tax compliance fees	18,037	15,000

	$136,537	$99,500

(1)	Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

a)	The Following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm

ii)	Consolidated Balance Sheets at December 31, 2013 and 2012

iii)	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2013 and 2012

v)	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2013 and 2012

b)	Listing of Exhibits:

31.A.	Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Jeremiah Silkowski, President, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following financial statements from SQN Alternative Investment Fund III L.P.’s annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

March 31, 2014

/s/ JEREMIAH SILKOWSKI
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

