Form 10-Q
period 2014-03-31
SQN Alternative Investment Fund III, L.P.
filed 2014-05-15
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

At May 15, 2014, there were 27,761.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiary

 (A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

Assets
	March 31,	December 31,
	2014	2013
	unaudited

Cash and cash equivalents	$1,765,109	$440,484
Accounts receivable	31,698	31,698
Investments in finance leases, net	6,515,950	6,150,910
Initial direct costs, net of accumulated amortization of $374,619 and $371,946	89,779	102,093
Investments in equipment subject to operating leases, net	1,663,979	3,548,323
Residual value investments in equipment on lease	634,702	3,134,702
Convertible promissory note	1,414,286	1,435,714
Equipment notes receivable, including accrued interest of $14,851 and $827,706	13,648,553	14,549,459
Loan origination costs, net of accumulated amortization of $85,480 and $50,184	92,306	110,600
Note receivable	1,175,000	—
Due from investment manager	341,798	368,200
Investment in participation interest	8,506,282	8,421,915
Investment in SQN Echo LLC	701,969	550,000
Investment in SQN Echo II LLC	199,060	—
Other assets	4,472,766	1,653,701

Total Assets	$41,253,237	$40,497,799

Liabilities and Partners’ Equity

Liabilities:
Accounts payable and accrued expenses	$73,937	$92,299
Non-recourse loans payable, including interest payable of $41,865 and $27,511	14,488,948	14,049,411
Distributions payable to General Partner	15,303	15,303
Rental income received in advance	26,059	25,553
Deferred gain from investment	438,205	568,037
Security deposits payable	200,700	349,288

Total Liabilities	15,243,152	15,099,891

Commitments and contingencies

Partners’ Equity (Deficit):
Limited Partners	26,006,384	25,400,328
General Partner	3,701	(2,420)

Total Partners’ Equity	26,010,085	25,397,908

Total Liabilities and Partners’ Equity	$41,253,237	$40,497,799

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Rental income	$202,422	$61,641
Finance income	236,915	253,461
Loss on asset sales	(14,005)	—
Income from participation interests	256,389	—
Interest income	392,777	115,901

Total Revenue	1,074,498	431,003

Expenses:
Management fees - Investment Manager	141,677	180,000
Depreciation and amortization	140,665	84,102
Professional fees	74,611	84,593
Administration expense	5,119	12,390
Acquisition expense	—	4,495
Other expenses	3,997	1,455
Interest expense	304,450	—
Foreign currency (gain) loss	(208,198)	640,589

Total Expenses	462,321	1,007,624

Net income	$612,177	$(576,621)

Net income allocable to:
Limited Partners	$606,056	$(570,855)
General Partner	6,121	(5,766)

Net income	$612,177	$(576,621)

Weighted average number of limited partnership interests outstanding	27,721.10	24,333.11

Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$21.86	$(23.46)

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

 Condensed Consolidated Statement of Changes in Partners’ Equity

Three Months Ended March 31, 2014

(Unaudited)

	Limited Partnership Interests	Total	General Partner	Limited Partners

Balance, January 1, 2014	27,721.10	$25,397,908	$(2,420)	$25,400,328

Net income	—	612,177	6,121	606,056

Balance, March 31, 2014	27,721.10	$26,010,085	$3,701	$26,006,384

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$612,177	$(576,621)
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(236,915)	(253,461)
Accrued interest income	(556,139)	(102,120)
Investment income - net	(31,029)	—
Gain on asset sales	14,005	—
Depreciation and amortization	140,664	84,102
Interest expense payable	20,835	—
Foreign currency transaction gain	(205,026)	615,526
Change in operating assets and liabilities:
Accrued interest income received	1,192,328	—
Minimum rental payments received	747,143	818,998
Other assets	971,055	(2,119,750)
Accounts payable and accrued expenses	(18,362)	43,064
Deferred revenue	(129,832)	—
Rental income received in advance	506	—

Net cash provided by (used in) operating activities	2,521,410	(1,490,262)

Cash flows from investing activities:
Purchase of finance leases	(809,845)	(491,632)
Proceeds from sale of leased assets	303,281	—
Cash paid for note receivable	(1,175,000)	(1,500,000)
Principal payments received on convertible notes	21,428	—
Loan origination costs paid	(17,002)	—
Cash paid for equipment notes receivable	(1,136,722)	(156,180)
Cash received for repayment of note receivable	1,362,838	—
Investment in participation interest	129,133	—
Investment in SQN Echo LLC	(120,000)	—
Investment in SQN Echo II LLC	(200,000)	—

Net cash used in investing activities	(1,641,889)	(2,147,812)

Cash flows from financing activities:
Proceeds from Limited Partners’ capital contributions	—	5,506,000
Proceeds from loans payable	705,000	—
Principal payments of loan payable	(286,298)	—
Cash paid for distribution expenses	—	(108,120)
Repayment of note from Investment Manager	26,402	—

Net cash provided by financing activities	445,104	5,397,880

Net (decrease) increase in cash and cash equivalents	1,324,625	1,759,806

Cash and cash equivalents, beginning of period	440,484	6,503,493

Cash and cash equivalents, end of period	$1,765,109	$8,263,299

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary

 (A Delaware Limited Partnership)

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$171,842	$—

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of initial direct costs from other assets to equipment subject to operating leases	$—	$42,641
Reclassification of initial direct costs from other assets Reclassification of net value of a residual value lease to equipment subject to other assets	$2,500,000	$—
Reclassification of equipment subject to operating leases to other assets	$1,290,120	$—
Offering expenses reimbursement from Investment Manager	$—	$441,896

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

1.	Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2013 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

2.	Nature of Operations and Organization

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

During December 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a Limited Liability Company registered in the state of Delaware which is 80% owned by the Partnership and 20% by SQN Alternate Investment Fund IV (“Fund IV”), an affiliate. The Partnership originally contributed $550,000 to purchase the 20% share of Echo. Fund IV contributed $2,200,000 to purchase an 80% share of Echo. Since the Partnership owns 20% of Echo and exercises significant influence, the Partnership accounts for its investment using the equity method. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying condensed consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable.

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a Limited Liability Company registered in the state of Delaware which is 80% owned by the Partnership and 20% by Fund IV, an affiliate. The Partnership originally contributed $200,000 to purchase the 20% share of Echo II. Fund IV contributed $800,000 to purchase an 80% share of Echo II. Since the Partnership owns 20% of Echo and exercises significant influence, the Partnership accounts for its investment using the equity method. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of three portfolios of leases for approximately $21,863,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying condensed consolidated financial statements. The third portfolio consists of direct finance leases in medical equipment. Echo II paid approximately $10,415,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

On October 9, 2013, the Partnership formed a special purpose entity, SQN Delta, LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by the Partnership. The sole purpose of Delta is to acquire an $8,540,000 interest in two newly commissioned shipping vessels under long-term charter contracts.

On June 19, 2013, the Partnership acquired the primary economic risks and rewards in a newly formed special purpose entity, SQN Bravo LLC. The Investment Manager determined that this acquisition was in the best interests of the Partnership due to the following factors: (i) the Partnership was able to leverage its investments through debt at rates less than the corresponding leased equipment are earning and (ii) the Partnership was able to use the proceeds to make additional lease investments at higher rates. The Partnership now consolidates Bravo into the accompanying condensed consolidated financial statements.

3.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of SQN Alternative Investment Fund III, LP at March 31, 2014 and for the three ended March 31, 2014 and 2013 are unaudited and have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of management all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Partnership and its subsidiary, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

Use of estimates - The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

4.	Related Party Transactions

The General Partner is responsible for the day-to-day operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $999,118, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. Total organizational and offering expenses may not exceed 2% of all offering proceeds. At the end of the Offering Period on March 15, 2013 the Partnership received $27,861,100 in total capital contributions. As a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $441,897. Organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At March 15, 2013, the Partnership recorded an amount due from the Investment Manager in the amount of $441,897, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At March 31, 2014 and December 31, 2013, the Partnership has a remaining balance on the note receivable from its Investment Manager of $341,798 and $368,200, respectively, which is included in the accompanying condensed consolidated balance sheets.

The Partnership paid the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, the Partnership raised total offering proceeds of less than $36,000,000, the management fee would be reduced to such an amount that over the entire life of the Partnership the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. The Partnership did not reach this equity threshold. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through December 2016. The reduced management fee calculation was based upon the Investment Managers expectation that the Partnership will conclude its business operations during June 2017. The Investment Manager will continue to monitor the Partnership’s operations, which may change the monthly management fee amount. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the quarters ended March 31, 2014 and 2013, the Partnership paid the Investment Manager $141,677 and $180,000, respectively which is included in Management fees – Investment Manager in the accompanying condensed consolidated statements of operations.

The Partnership paid SQN Securities LLC (“Securities”), an affiliate, a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. For the quarters ended March 31, 2014 and 2013, Securities was paid distribution expenses of $0 and $108,120, respectively, which is included in distribution expenses in the condensed consolidated statement of changes in partners’ equity.

The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

5.	SQN Bravo LLC

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

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from us of $3,906,724. Bravo also purchased a seasoned portfolio of leased equipment from SQN Fund II, a private equipment leasing fund managed by our Investment Manager. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 6), (ii) $1,937,636 in equipment subject to operating leases (See Note 7) and (iii) $2,500,000 in residual value investments in equipment on lease (See Note 8). In addition, we sold various leased assets with a net book value of $4,137,073 to Bravo.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership now consolidates Bravo into its financial statements and results of operations.

6.	Investments in Finance Leases

At March 31, 2014 and December 31, 2013, investment in finance leases consisted of the following:

	March 31, 2014 (unaudited)	December 31, 2013
Minimum rents receivable	$7,718,453	$7,255,160
Estimated unguaranteed residual value	535,324	535,324
Unearned income	(1,737,827)	(1,639,574)

	$6,515,950	$6,150,910

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

The Purchase option is contingent upon Orchard House Food Limited, the end user of the electricity generated by the anaerobic digestion plant, extending its service agreement for six months or longer.

The Partnership sold the remaining 80% ownership interest which it acquired during 2012 to Bravo.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £179,170 ($283,089 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The initial lease term ended in June 30, 2013 and a renewal period began at that time with quarterly payments of £20,380 ($30,994 applying exchange rates as of June 30, 2013) through March 31, 2015. The second renewal period has quarterly payments of £6,750 ($10,265 applying exchange rates as of June 30, 2013) through December 31, 2016. At the end of the renewal period the lessee acquires title to the furniture and fixtures.

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £72,997 ($115,335 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease, which ended during the three months ended March 31, 2014, required a quarterly payment of £18,627 ($28,328 applying the exchange rate as of June 30, 2013).

Information Technology Infrastructure Equipment

On June 19, 2013, Bravo purchased a lease for information technology infrastructure equipment located in the United Kingdom from SQN Fund II for £29,448 ($46,528 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease has a remaining term of 6 months through September 2014 with quarterly payments of £6,091 ($9,263 applying the exchange rate as of June 30, 2013).

Submersible Vessel

On April 17, 2013, the Partnership entered into a lease transaction classified as a finance lease for £895,718 ($1,388,990 applying exchange rates at April 30, 2013). The equipment is used in the United Kingdom and is a remotely operated submersible vehicle used in the offshore energy industry. This equipment may be used for, but not limited to, drilling support, underwater rig inspections, repairs, maintenance and offshore wind farm construction projects. The term of the lease is for 60 months with the following schedule of payments: (i) £96,149 ($149,098 applying exchange rates at April 30, 2013) was paid on May 2, 2013, (ii) £17,183 ($26,646 applying exchange rates at April 30, 2013) monthly, in arrears through April 30, 2018 and (iii) £87,349 ($135,452 applying exchange rates at April 30, 2013) due on April 30, 2018. The final payment may be extended, at the Partnership’s option for an additional 48 months at £2,300 ($3,567 applying exchange rates at April 30, 2013). If the extended rental period is not entered into then the lessee will pay annually, in advance, £7,996 ($12,399 applying exchange rates at April 30, 2013).

On June 19, 2013, the Partnership sold its investment in the submersible vessel to Bravo.

Medical Equipment

On March 27, 2013, the Partnership entered into a transaction classified as a finance lease for medical equipment located in the United States of America for $475,317. The finance lease has a 60 month term, requires monthly payments, in advance, of $10,500 and includes a bargain purchase option at the expiration of the lease term. The initial monthly rental payment was paid on March 27, 2013. At March 31, 2013, the Partnership accrued a fee to SAM totaling $4,495 which is included in acquisition expense in the accompanying condensed consolidated statements of operations.

On June 19, 2013, the Partnership sold its investment in this medical equipment to Bravo.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

Commercial LED lighting

On February 28, 2013, the Partnership’s Investment Manager entered into a transaction under a vendor program, and allocated the transaction to the Partnership. The transaction was to finance the installation of a LED lighting system for a community center located in the United Kingdom for £20,941 ($31,677 applying exchange rates at February 28, 2013). This transaction has a lease term of 36 months which commenced upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement the Partnership receives quarterly lease payments, in advance, of £2,055 ($3,109 applying exchange rates at February 28, 2013). After the lease term expires title to the equipment will pass to the lessee.

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

Public Address System

On October 5, 2012, the Partnership entered into a new finance lease transaction for a public address system, with the new owners of a Scottish professional football team located in Glasgow, Scotland. The original owners of the team went into Administration in the United Kingdom on February 13, 2012. The new lease began on October 5, 2012, requires quarterly payments, in advance, of £73,125 ($118,199 applying exchange rates at September 30, 2012) and has a term of 24 months. After the lease term expires title to the equipment will pass to the new lessee. On November 27, 2012, the Partnership paid initial direct costs of £15,000 ($24,033 applying exchange rates at November 30, 2012) related to the restructuring of the lease.

Wind Turbine

On January 24, 2014, the Partnership entered into entered into a new finance lease transaction for a wind turbine in Northern Ireland for £490,280 ($809,845 applying exchange rates at January 24, 2014). The finance lease requires 25 quarterly payments, in arrears, of £27,728 ($45,799 applying exchange rates at January 24, 2014).

At March 31, 2014, the aggregate amounts of future minimum lease payments receivable, are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending March 31,
2015	$126,000	$2,592,503	$2,718,503
2016	126,000	1,646,841	1,772,841
2017	126,000	1,223,079	1,349,079
2018	126,000	677,102	803,102
2019	—	235,171	235,171
Thereafter	—	839,757	839,757

	$504,000	$7,214,453	$7,718,453

(1) Converted to U.S. Dollars at March 31, 2014 exchange rate

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

For the quarters ended March 31, 2014 and 2013, the Partnership incurred a foreign currency transaction (gain) loss on its various investments in finance leases of $(65,423) and $479,832, respectively. All amounts are included in foreign currency transaction gain in the accompanying condensed consolidated statements of operations.

7.	Investment in Equipment Subject to Operating Leases

At March 31, 2014 and December 31, 2013, investments in equipment subject to operating leases consisted of the following:

	March 31, 2014 (unaudited)	December 31, 2013
Plastic bulk storage bins	$1,367,173	$1,963,494
Aircraft rotables	339,700	1,665,700
Computer equipment	—	129,385
Furniture and fixtures	332,236	273,050
Accumulated depreciation	(375,130)	(483,306)

	$1,663,979	$3,548,323

Depreciation and amortization expense was $128,350 and $37,269 for the quarters ended March 31, 2014 and 2013, respectively.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in the United States of America from SQN Fund II for $1,155,000, which included the assumption by Bravo of a security deposit of $171,000. The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease required monthly rental payments of $16,220 and was terminated in February 2014. The lease was reclassified to Other Assets at March 31, 2014 as negotiations for sale and release of the equipment are conducted. The lease generated approximately $32,441 in rental income for the quarter ended March 31, 2014.

On June 19, 2013, Bravo purchased an additional lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term which expires on March 13, 2015 and requires monthly rental payments of $3,777. The lease generated approximately $11,300 in rental income for the quarter ended March 31, 2014.

As part of these transactions, Bravo became a party to a participation agreement and a service agreement with an unrelated third party (the “Participant”). Under the participation agreement the Participant acquired a 10% ownership interest by providing 10% of the financing for each transaction. Under the service agreement the Participant will receive 5% of the gross payments from the lessees. The Participant will provide program management services and inventory tracking and monitoring services for all of the aircraft rotable parts. Bravo is required to remit the Participant’s portion of both the participation agreement and service agreement from the gross payments from the lessee within 10 days of receipt from the lessee.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £37,459 ($59,186 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The original lease term ended during the quarter ended September 30, 2013. On December 21, 2013 the lease was extended for a minimum of two years with an optional extension at that date. The current lease requires quarterly rental payments of £4,411 ($6,061 applying the exchange rate at the date of extension) which includes applicable taxes. The lease generated approximately $6,061 in rental income for the quarter ended March 31, 2014.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £172,815 ($273,048 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term of 12 months and quarterly payments of £21,014 ($31,958 applying the exchange rate as of June 30, 2013). The lease generated approximately $34,619 in rental income for the quarter ended March 31, 2014.

Reusable Plastic Bulk Storage Bins - Participation

On March 30, 2012, the Partnership entered into an agreement to purchase, from an entity controlled by SAM (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the Partnership entered into a 3 year extension agreement with the lessee. The Investment Manager tested this investment and determined that it is an operating lease. The terms of the lease require three annual payments in the amount of $471,000 ($2,610,000 multiplied by Partnership’s interest). The lease generated approximately $118,000 of rental income for the quarter ended March 31, 2014.

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

Reusable Plastic Bulk Storage Bins

On March 29, 2012, the Partnership entered into an operating lease transaction for 10,000 reusable plastic bulk storage bins used in the agricultural and food processing industries for $1,150,000 with a lease term of 60 months. The equipment is located in the United States of America. Under the terms of the agreement the Partnership received monthly payments, in advance, of $20,547. The lessee paid a security deposit of $297,176. The Partnership paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment. As a result of an early buyout, the lease generated $0 and $61,641 of rental income for the three months ended March 31, 2014 and 2013, respectively.

On April 4, 2013, the lessee of the reusable plastic bulk storage bins contacted the Partnership’s Investment Manager inquiring about purchasing 5,000 of the reusable plastic bulk storage bins. The purchase price was determined based upon the buy-out calculation in the lease agreement to be $508,725. The Partnership received cash proceeds of $360,137, net of a refund of the security deposit payable totaling $148,588. The remaining storage bins under this operating lease were sold by Partnership to Bravo on June 19, 2013. In January 2014 the lessee purchased the remaining 5,000 containers from Bravo which resulted in a full payout of the lease. Bravo determined the sales price to be $451,870 net of $148,588 security deposit and therefore received proceeds of $303,282. The sale resulted in a loss of $14,005.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

At March 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending March 31,
2015	$515,124	$131,026	$646,150
2016	469,800	--	469,800
2017	138,600	--	138,600

	$1,123,524	$131,026	$1,254,550

(1) Converted to U.S. Dollars at March 31, 2014 exchange rate.

8.	Residual Value Investments in Equipment on Lease

Modular Accommodations

On June 19, 2013, Bravo purchased residual value interests in modular accommodations configured as healthcare centers in the United Kingdom for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). The lease was reclassified to Other Assets at March 31, 2014 as negotiations for sale and release of the equipment are conducted.

Gamma Knife Suite

A Gamma Knife works by utilizing the latest advanced diagnostic imaging and three-dimensional treatment planning software to deliver finely-focused beams of gamma radiation to small tumors inside the brain. The beams converge at a point to treat the affected tissue, while minimizing the damage of healthy brain tissue.

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

9.	Convertible Promissory Note

On February 27, 2013, the Partnership entered into a Subscription and Securities Purchase Agreement to purchase a portion of a $3,500,000 Convertible Promissory Note (“Promissory Note”). On February 28, 2013, the Partnership purchased a Promissory Note with a principal amount of $1,500,000. The Promissory Note bears simple interest at 10% per year which is payable quarterly, in arrears, beginning June 30, 2013. The Promissory Note may be prepaid until March 31, 2016 at 120% of the outstanding principal balance plus accrued and unpaid interest. The entire principal balance is due and payable on March 31, 2018. The Promissory Note is collateralized by the shares of the Borrower and by an investment portfolio consisting of among other assets, equipment leases, direct hard assets and infrastructure investments. The Promissory Note is convertible, at the Partnership’s option, into Units of the Borrower, as defined in the agreements.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

10.	Equipment Notes Receivable

At March 31, 2014 and December 31, 2013, investments in equipment subject to equipment notes receivable consisted of the following:

Equipment Description	Maturity Date	Interest Rate	March 31, 2014 (unaudited)	December 31, 2013

Hydro-electric generating plant	10/31/22	12.00%	$2,467,403	$2,445,305
Hydro-electric generating plant	04/04/15	12.00%	2,004,388	4,194,759
Anaerobic digestion equipment	(1)	(1)	9,176,761	7,909,395

			$13,648,553	$14,549,459

(1) - Lease is separated into two stages with different interest rates -

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

Hydro-electric generating plant – Windsor, England

On October 31, 2011, the Partnership entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and is guaranteed in full by the borrower’s parent company. Interest accrues on the Instrument until the project commencement date, as defined in the agreement, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and the £22 per £1,000 of original outstanding principal for the next three years.

During the year ended December 31, 2013, the Partnership advanced an additional £250,000 ($386,935 applying exchange rates at various dates during the period), under Instrument, which provided further financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. During the three months ended March 31, 2014, the borrower refinanced a portion of the notes in an independent transaction with Ability Insurance Company, which is also a client of the Investment Manager.

Anaerobic Digestion Equipment

In September 2013, Bravo entered into an equipment note receivable agreement for £1,993,860 ($3,217,293 applying exchange rates at the date of the agreement) with a lessee in the United Kingdom to provide financing for equipment in relation to an anaerobic digestion plant. The investment is in two stages. The first is pre-lease when the Partnership finances the construction of the plant according to certain milestones that get certified by an independent party. Bravo charges 1% interest per month for that stage. When the plant is constructed and produces a predetermined amount of energy, the second stage begins with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. Bravo made additional advances to the lessee on November 27, 2013 in the amount of £1,444,427 ($2,361,350 applying the exchange rate on November 30, 2013) and on December 18, 2013 in the amount of £1,347,570 ($2,221,873 applying the exchange rates on December 31, 2013). On May 1, 2014, the second stage of the project began and only interest will be charged for the first six months of the stage.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

For the quarters ended March 31, 2014 and 2013, the Partnership incurred a foreign currency transaction loss (gain) on its equipment notes receivable of $139,603 and $203,161, respectively. All amounts are included in foreign currency transaction gain in the accompanying condensed consolidated statements of operations.

11.	Note receivable

On January 24, 2014, Bravo entered into a participation agreement with the Partnership and an unrelated lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note is charged at a rate of 12% per annum and interest is payable in twelve installments of $11,750 each. The note matures on March 4, 2015 and the principal balance due shall be paid in one lump sum. The notes is secured by the equipment and inventory. The Partnership advanced $470,000 to Bravo to fund the transaction. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments.

12.	Investment in Participation Interests

On October 9, 2013, the Partnership formed a special purpose entity SQN Delta LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by the Partnership. The sole purpose of Delta is to acquire an $8,540,000 interest in two, less than 1 year old, bulk carrier vessels. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. In accordance with the participation agreement, Delta has the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. The Partnership incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired. In addition to the above loan, the Partnership contributed $4,000,000 to Delta which is consolidated in the accompanying condensed financial statements.

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

13.	Investment in SQN Echo LLC

On December 6, 2013, the Partnership formed SQN Echo, LLC (“Echo”), a joint venture with an affiliate, SQN AIF IV, LP (“Fund IV”) to purchase an interest in portfolios of various equipment leases. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse debt. The Partnership originally contributed $550,000 to purchase a 20% share of Echo. In February 2014, the Partnership funded an additional $120,000 into Echo ($480,000 by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. Since the Partnership owns 20% of Echo and exercises significant influence, the Partnership accounts for its investment using the equity method. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

14.	Investment in SQN Echo II LLC

On March 26, 2014, the Partnership formed SQN Echo II, LLC (“Echo II”), a joint venture with an affiliate, SQN AIF IV, LP (“Fund IV”) to purchase an interest in portfolios of various equipment leases. Echo II paid approximately $10,420,000 in cash and assumed approximately $11,450,000 in non-recourse debt. The Partnership contributed $200,000 to purchase a 20% share of Echo II. Since the Partnership owns 20% of Echo II and exercises significant influence, the Partnership accounts for its investment using the equity method. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $21,900,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder.

15.	Other Assets

The balance of Other Assets as of March 31, 2014 was $4,472,766 and was related to various transactions that occurred near the end of the period. During March, Bravo transferred approximately $470,000 to the lessee of the anaerobic digestion equipment related to value added taxes (“VAT”). During the quarter, several leases were transferred from operating lease and residual value lease classifications totaling $1,290,120 and $2,500,000, respectively. Additional transactions were related to collection of outstanding amounts due from related parties and lessees.

16.	Non-recourse Loan Payable

On June 19, 2013, Bravo borrowed $5,860,085 from a lender with interest on this loan accruing at 7.75% per year. The majority of the proceeds were used to acquire various types of leased assets. Bravo entered into a financing agreement with the lender and had the ability to borrow additional amounts, at monthly intervals, between July 2013 and March 2014 which cumulatively total $9,130,085. The lender made additional advances to Bravo in the amount of $1,200,000 on November 19, 2013 and $2,070,000 on December 12, 2013. During the three months ended March 31, 2014, Bravo borrowed an additional $705,000 from the same lender as noted above. At March 31, 2014 and December 31, 2013, the unpaid principal balance of the loan is $9,475,435 and $9,039,373, respectively. Interest paid on the loan in during the three months ended March 31, 2014 amounted to $171,842. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The lender has the right to receive 100% of the cash proceeds from all of the leased assets, including the leased assets sold by the Partnership to Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

In September 2013, the Partnership sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage bins in which the Partnership had an 18.08% participation interest. The net proceeds to the Partnership on the non-recourse sale of receivables were approximately $1,400,000. The receivable sale note accrues interest at 8.5% per annum with expected maturity date of July 31, 2016. The outstanding balance at March 31, 2014 and December 31, 2103 was $992,176.

On October 29, 2013, the Partnership, through Delta, borrowed $4,200,000 from the same lender as the above loans. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The lender, as collateral, has a first priority security interest in all of the assets of Delta as well as 100% of the payments received on the participation interests owned by Delta. The outstanding balance at March 31, 2014 and December 31, 2013 was $3,972,989 and $3,990,350, respectively.

17.	Fair Value Measurements

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

Three Months Ended March 31, 2014 and 2013

(Unaudited)

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

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses and, approximate fair value.

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

	March 31, 2014 (unaudited)		December 31, 2013
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)

Assets:
Convertible promissory note,including accrued interest	$1,414,286	$1,403,121	$1,435,714	$1,309,306

Equipment notes receivable,including accrued interest	$13,648,553	$13,035,383	$14,549,459	$14,170,652

Liabilities:
Loan payable, including accrued interest	$14,488,948	$14,285,891	$14,049,411	$14,641,382

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

The following is a reconciliation of the beginning and ending balances for assets and liabilities calculated at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2014:

	Convertible Promissory	Equipment Notes	Loans
	Note	Receivable	Payable
Estimated Fair Value, January 1, 2014	$1,435,714	$14,170,652	$14,049,411

Total gains (losses) included in earnings:
Interest income	35,893	377,935	—
Interest expense	—	—	192,677
Foreign currency gain	—	139,603	—

Repayment of notes and accrued interest	(21,429)	(2,555,166)	(458,140)

Unrealized appreciation (depreciation)	(47,057)	(234,363)	(203,057)

Issuance of additional notes	—	1,136,722	705,000

Estimated fair value, March 31, 2014	$1,403,121	$13,035,383	$14,285,891

18.	Business Concentrations

For the three months ended March 31, 2014, the Partnership had two lessees which accounted for approximately 40% and 18% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2013, the Partnership had three lessees which accounted for approximately 44%, 16%, and 12% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2014, the Partnership had two lessees which accounted for approximately 17% and 16% of the Partnership’s income derived from operating leases. For the three months ended March 31, 2013, the Partnership had one lessee which accounted for 100% of the Partnership’s income derived from operating leases. For the three months ended March 31, 2014, the Partnership had two lessees which accounted for approximately 18% and 17% of the Partnership’s interest income.

At March 31, 2014, the Partnership had four lessees which accounted for approximately 36%, 18%, 13%, and 10% of the Partnership’s investment in finance leases. At March 31, 2013, the Partnership had four lessees which accounted for approximately 39%, 18%, 16%, and 10% of the Partnership’s investment in finance leases. At March 31, 2014, the Partnership had three lessees which accounted for approximately 69%, 18%, and 12% of the Partnership’s investment in operating leases. At March 31, 2013, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in operating leases. At March 31, 2014, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases At March 31, 2013, the Partnership had two lessees which accounted for 68% and 32% of the Partnership’s investment in residual value leases. At March 31, 2014, the Partnership had three lessees which accounted for approximately 67%, 18% and 15% of the Partnership’s investment in equipment notes receivable.

At March 31, 2013, the Partnership’s convertible promissory note receivable was from a single debtor and the Partnership’s equipment notes receivable was from one debtor.

For the three months ended March 31, 2014 and 2013, 64% and 54%, respectively, of the equipment leasing and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $1,984,845 and $2,275,930, respectively, to acquire these equipment leases and financing transactions.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

As of March 31, 2014 and December 31, 2013, the outstanding loans payable of $ 14,488,948 and $14,049,411 were from one lender.

19.	Geographic Information

Geographic information for revenue for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31, 2014
Revenue:	United States	Europe	Australia	Total
Rental income	$150,413	$40,680	$11,330	$202,422
Finance income	$—	$236,915	$—	$236,915
Gain on asset sales	$(14,005)	$—	$—	$(14,005)
Investment income from participation interest	$31,029	$225,360	$—	$256,389
Interest income	$50,033	$342,744	$—	$392,777

	Three Months Ended March 31, 2013
Revenue:	United States	Europe	Total
Rental income	$61,641	$—	$61,641
Finance income	$—	$253,461	$253,461
Interest income	$27,148	$88,753	$115,901

Geographic information for long-lived assets at March 31, 2014 and December 31, 2013 was as follows:

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	March 31, 2014
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$443,399	$6,072,551	$—	$6,515,950
Investments in equipment subject to operating leases, net	$1,185,442	$169,410	$309,127	$1,663,979
Residual value investment equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note, including accrued interest	$1,414,286	$—	$—	$1,414,286
Equipment notes receivable, including accrued interest	$—	$13,648,553	$—	$13,648,553

	December 31, 2013
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$420,968	$5,729,942	$—	$6,150,910
Investments in equipment subject to operating leases, net	$2,975,362	$257,040	$315,921	$3,548,323
Residual value investment equipment on lease	$—	$3,134,702	$—	$3,134,702
Convertible promissory note, including accrued interest	$1,435,714	$—	$—	$1,435,714
Equipment notes receivable, including accrued interest	$—	$14,549,459	$—	$14,549,459

20.	Subsequent Events

On May 1, 2014, the Partnership made cash distributions of $831,633 to its Limited Partners.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN Alternative Investment Fund III L.P, SQN Bravo LLC and SQN Delta LLC, our subsidiaries.

The following is a discussion of our current consolidated financial position and results of operations. This discussion should be read together with our Annual Report on Form 10-K, filed on March 31, 2014. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

 Recent Significant Transactions

Investment in SQN Echo LLC

On December 6, 2013, we formed SQN Echo, LLC (“Echo”), a joint venture with an affiliate, SQN AIF IV, LP (“Fund IV) to purchase a junior collateralized participation in two portfolios of various equipment leases. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in existing debt due to various financial institutions. We originally contributed $550,000 to purchase a 20% share of Echo. In February 2014, we funded an additional $120,000 into Echo (at the same time an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and to reduce the interest rate. Since we own 20% of Echo and we exercise significant influence, we account for our investment using the equity method. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder.

Investment in SQN Echo II LLC

On March 26, 2014, the Partnership formed SQN Echo II, LLC (“Echo II”), a joint venture with an affiliate, SQN AIF IV, LP (“Fund IV”) to purchase a junior collateralized participation in portfolios of various equipment leases. Echo II paid approximately $10,420,000 in cash and assumed approximately $11,450,000 in non-recourse debt. The Partnership contributed $200,000 to purchase a 20% share of Echo II. Since the Partnership owns 20% of Echo II and exercises significant influence, the Partnership accounts for its investment using the equity method. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $21,900,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder.

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

The investment is accounted for using the cost method whereas we will adjust the basis in our investment according to the allocation of earnings less distributions made. In conjunction with this transaction, we recorded a purchase discount of $340,000 which was recorded as a deferred gain and is amortized over the expected term of the investment and will be recorded as income.

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

Hydro-electric generating plant – Windsor, England

On October 31, 2011, we entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and is guaranteed in full by the borrower’s parent company. Interest accrues on the Instrument until the project commencement date, as defined in the agreement, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and the £22 per £1,000 of original outstanding principal for the next three years.

During the year ended December 31, 2013, the Partnership advanced an additional £250,000 ($386,935 applying exchange rates at various dates during the period), under Instrument, which provided further financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. During the three months ended March 31, 2014, the borrower refinanced a portion of the notes in an independent transaction with Ability Insurance Company, which is also a client of the Investment Manager. At that date, the Partnership entered into a new note for the balance which is subordinate to the Ability note.

Anaerobic Digestion Plant

In September 2013, we entered into an equipment note receivable agreement for £1,993,860 ($3,217,293 applying exchange rates at the date of the agreement) with a lessee in the United Kingdom to provide financing for equipment in relation to an anaerobic digestion plant. The investment has two stages. The first is the pre-lease stage when the Partnership finances the construction of the plant according to certain milestones that get certified by an independent party. We charge 1% interest per month for that stage. When the plant is constructed and produces a predetermined amount of energy, the second stage begins with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. We made additional advances to the lessee on November 27, 2013 in the amount of £1,444,427.5 ($2,361,350 applying the exchange rate on November 30, 2013) and on December 18, 2013 in the amount of £1,347,570 ($2,221,873.4 applying the exchange rates on December 31, 2013). On May 1, 2014, the second stage of the project began and only interest will be charged for the first six months of the stage.

Loan Payable Non-Recourse

On June 19, 2013, Bravo borrowed $5,860,085 from an unrelated lender and interest on this loan accrues at 7.75% per year. The majority of the proceeds were used to acquire various types of leased assets. Bravo entered into a financing agreement with the lender and had the ability to borrow additional amounts, at monthly intervals, between July 2013 and January 2014 which total $5,508,000. The lender made additional advances to Bravo in the amount of $1,200,000 on November 19, 2013 and $2,070,000 on December 12, 2013. At March 31, 2014 and December 31, 2013 the unpaid principal balance of the loan was $9,475,435 and $9,039,373, respectively. Interest paid on the loan during the three months ended March 31, 2014 amounted to $171,842. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The lender has the right to receive 100% of the cash proceeds from all of the leased assets, including the leased assets sold by the Partnership to Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

In September 2013, we sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage bins in which we had an 18.08% participation interest. The net proceeds to us on the non-recourse sale of receivables were approximately $1,400,000. The receivable sale note accrues interest at 8.5% per annum with expected maturity date of July 31, 2016.

On October 29, 2013, Delta borrowed $4,200,000 of debt from an unrelated lender. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The lender, as collateral, has a first priority security interest in all of the leased assets acquired as well as 100% of the payments received by Delta. At March 31, 2014 and December 31, 2013, the outstanding balance was $3,972,989 and $3,990,350, respectively.

Recent Accounting Pronouncements

Refer to Part II Item 8. Financial Statements, Note 2 Summary of Significant Accounting Policies, Recent Accounting Pronouncements in our financial statements included in the Annual Report on Form 10-K filed with the SEC on March 31, 2014.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our consolidated financial results. The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Equity method of accounting

We record our investment in SQN Echo and SQN Echo II using the equity method since we own a 20% investment in each of the entities. According to generally accepted accounting principles, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting.

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

Results of Operations for the three months ended March 31, 2014 (the “2014 Quarter”) compared to the three months ended March 31, 2013 (the “2013 Quarter”)

Our revenue for the 2014 Period compared to the 2013 Period is summarized as follows:

	Three Months Ended March 31,
	2014	2013
Revenue:
Rental income	$202,422	$61,641
Finance income	236,915	253,461
Loss on asset sales	(14,005)	—
Income from participation interests	256,389	—
Interest income	392,777	115,901

Total Revenue	$1,074,498	$431,003

For the 2014 Quarter we earned total revenue of $1,074,498 which is an increase of $643,495 from our 2013 Quarter. The increase in total revenue was due to increased revenue from rental and interest income in addition to $256,389 of income from the Delta, Echo and Echo II agreements. All of these increases were offset by $14,005 of net loss on sales of assets and a decrease in finance income of $16,546 which was due principally to the expiration of several leases during the quarter. The increase in rental income was due to the addition of the Bravo lease portfolio in June 2013 and the Unilever lease. The increase of approximately $277,000 in interest income since the 2013 Quarter is due to several factors, the most significant was the addition of the note receivable in relation to the anaerobic digestion equipment which generated approximately $239,000 of income in the 2014 Quarter. We also earned approximately $36,000 from a convertible promissory note, $104,000 from equipment leases, $8,900 from a note receivable with our Investment Manager and $5,300 from our bank accounts.

Our total revenue during the 2014 Quarter included revenue from Bravo of approximately $433,000 which includes the $14,005 on sale of assets.

During the 2013 Quarter we provided financing for two projects, a hydro-electric generating plant and a construction loan for college, both located in the United Kingdom. During the 2013 Quarter we earned interest income from these projects totaling $148,917. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom and earned interest income $88,712. For the 2013 Quarter we also earned interest income from a convertible promissory note totaling $12,500 and $13,781 due to the higher cash balance in our bank accounts.

As we acquire additional leased equipment and enter into additional financing transactions during our Operating Period, we anticipate both rental income, finance income and interest income will continue to grow.

Our expenses for the 2014 Quarter compared to the 2013 Quarter are summarized as follows:

	Three Months Ended March 31,
	2014	2013
Expenses:
Management fees - Investment Manager	$141,677	$180,000
Depreciation and amortization	140,665	84,102
Professional fees	74,611	84,593
Administration expense	5,119	12,390
Acquisition costs	—	4,495
Other expenses	3,997	1,455
Interest expense	304,450	—
Foreign currency transaction (gain) loss	(208,198)	640,589

Total Expenses	$462,321	$1,007,624

During the 2014 Quarter, we incurred total expenses of $462,321, excluding a foreign currency transaction gain of $208,198, versus total expenses of $1,007,624 for the 2013 Quarter which excluded a foreign currency loss of $640,589. The primary reason for the decrease was due to the change in foreign currency and also a decrease in monthly management fees payable to our investment manager. The decrease in management fees occurred because we did not achieve certain equity raising milestones during the Offering Period which resulted in the reduction of management fee from $60,000 per month to $47,226 beginning April 2013. In addition to the decrease in management fees, the total professional fees paid decreased. These decreases were offset by an increase in interest expense totaling $304,450 from the debt incurred for the Bravo and Delta transactions. In addition the increase in interest expense, depreciation and amortization expense increased by $56,000 compared to the prior period.

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

For the 2014 Quarter we incurred a foreign currency transaction gain of $208,198 which was incurred as follows: (i) $200,203 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) $7,995 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 0.9% during the 2014 Quarter. For the 2013 Quarter we incurred a foreign currency transaction loss of $640,589 which was incurred as follows: (i) $615,527 related directly to our equipment leasing transactions and project financing in the United Kingdom and Scotland and (ii) $25,062 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 6.0% during the 2013 Quarter. We do not currently, and we have no plans in the future to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income (Loss)

As a result of the factors discussed above we generated net income for the 2014 Quarter of $612,177 compared to net loss for the 2013 Quarter of $(576,621).

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$2,521,410	$(1,490,262)
Investing activities	$(1,641,889)	$(2,147,812)
Financing activities	$445,104	$5,397,880

Sources of Liquidity

We are currently in our Operating Period. The Operating Period is the time-frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be from investing activities and the majority of our cash in-flows are expected to be from operating activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our Limited Partners, general and administrative expenses, interest on Bravo’s and Delta’s non-recourse loan payable, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

During 2014, we generated cash in-flows from operating activities of $2,521,410. This was principally due to cash collections from rental payments from both our finance and operating leases. We received cash of $747,143 from our finance leases and cash of $202,422 from our operating leases during the 2014 quarter. The majority of our leases are payable in British Pound Sterling, therefore future cash in-flows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash in-flows were offset by various non-cash deductions which totaled $984,000 and consisted of finance income, accrued interest income, and unrealized foreign currency transaction gains. These non-cash deductions were offset by a non-cash increase of $161,499 which represented depreciation and amortization and accrued interest payable. We anticipate that as we enter into additional equipment leasing transactions we will continue to generate net cash in-flows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains losses from year to year.

Investing Activities

Cash used in investing activities was for the 2014 Quarter was $1,641,889. The two biggest cash outflows of $1,175,000 related to our origination of a note receivable with a borrower and $1,136,722 for the purchase of equipment notes receivable during the quarter. Additional cash out-flows included the purchase of finance leases of $809,845. As noted above, we also invested an additional $120,000 in a junior partnership interest of SQN Echo LLC. In March, we invested $200,000 in an interest of SQN Echo II. These outflows were offset by $303,281 proceeds received from sale of leased assets and the receipt of $21,428 for the repayment of an outstanding note receivable. We expect to continue to incur cash out-flows from investing activities through the Operating Period as we continue to acquire leased equipment. We anticipate generating cash in-flows during the Liquidation Period as we sell our various equipment leases. Additional information may be obtained in Part I Item 1. Business under our discussion of our equipment portfolio and in Part I Item 1. Financial Statements and Supplementary Data, Note 6. Investments in Finance Leases, Note 7. Investments in Equipment Subject to Operating Leases, Note 8 Residual Value Investments in Equipment on Lease and Note 10, Equipment Notes Receivable.

Financings and Borrowings

Cash provided by financing activities was $445,104 for the 2014 Period. During the 2014 Period Bravo borrowed $705,000 from an unrelated insurance company. The proceeds were utilized to enter into an agreement with the Partnership and an unrelated lender for a note receivable issued to a borrower. In addition, we collected $26,402 from a note receivable with our Investment Manager. Offsetting these increases were cash out-flows for principal payments on the loans payable.

Cash provided by financing activities was $5,397,880 for the 2013 Period. During the 2013 Period we raised $5,506,000 in capital contributions from the admittance of 50 additional Limited Partners which included $100,000 capital contribution from our Investment Manager. Offsetting this increase was cash out-flows for distribution expenses paid to Securities of $108,120, distributions paid to our Limited Partners.

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

Subsequent Events

Limited Partner Distributions

On May 1, 2014, we made cash distributions of $831,633 to our Limited Partners.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated March 31, 2014.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2014, its internal control over financial reporting is effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated March 31, 2014.

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

May 15, 2014

/s/	Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

