Form 10-Q
period 2014-06-30
SQN Alternative Investment Fund III, L.P.
filed 2014-08-14
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

At August 14, 2014, there were 27,761.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiary

 (A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

Assets
	June 30,	December 31,
	2014	2013
	unaudited

Cash and cash equivalents	$444,895	$440,484
Accounts receivable	—	31,698
Investments in finance leases, net	16,617,399	6,150,910
Initial direct costs, net of accumulated amortization of $393,227 and $371,946	80,812	102,093
Investments in equipment subject to operating leases, net	1,657,157	3,548,323
Residual value investments in equipment on lease	634,702	3,134,702
Convertible promissory note	1,405,714	1,435,714
Equipment notes receivable, including accrued interest of $26,601 and $827,706	5,807,283	14,549,459
Loan origination costs, net of accumulated amortization of $93,327 and $50,184	67,453	110,600
Due from investment manager	314,729	368,200
Due from affiliates	3,010	—
Investment in participation interest	8,547,605	8,421,915
Investment in SQN Echo LLC	719,677	550,000
Investment in SQN Echo II LLC	356,888	—
Other assets	4,677,948	1,653,701

Total Assets	$41,335,272	$40,497,799

Liabilities and Partners' Equity

Liabilities:
Non-recourse loans payable, including interest of $73,048 and $27,511	$14,047,698	$14,049,411
Accounts payable and accrued expenses	165,656	92,299
Distributions payable to General Partner	23,619	15,303
Rental income received in advance	26,287	25,553
Deferred gain from investment	308,372	568,037
Other liability	493,509	—
Security deposits payable	200,700	349,288

Total Liabilities	15,265,841	15,099,891

Commitments and contingencies

Partners' Equity (Deficit):
Limited Partners	26,065,053	25,400,328
General Partner	4,378	(2,420)

Total Partners' Equity	26,069,431	25,397,908

Total Liabilities and Partners' Equity	$41,335,272	$40,497,799

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Rental income	$170,656	$82,878	$373,078	$144,519
Finance income	418,515	287,529	655,430	540,990
Loss on asset sales	—	(13,058)	(14,005)	(13,058)
Income from participation interests	250,897	—	507,286	—
Interest income	305,129	235,811	697,906	351,712

Total Revenue	1,145,197	593,160	2,219,695	1,024,163

Expenses:
Management fees - Investment Manager	141,677	141,677	283,354	321,677
Depreciation and amortization	117,644	96,168	258,309	180,270
Professional fees	208,354	19,317	282,965	103,910
Administration expense	8,427	10,624	13,546	23,014
Acquisition expense	—	7,243	—	11,738
Other expenses	27,182	3,589	31,179	5,044
Interest expense	311,341	16,175	615,791	16,175
Foreign currency (gains) losses	(568,724)	128,096	(776,922)	768,685

Total Expenses	245,901	422,889	708,222	1,430,513

Net income (loss)	$899,296	$170,271	$1,511,473	$(406,350)

Net income (loss) allocable to:
Limited Partners	$890,303	$168,568	$1,496,359	$(402,287)
General Partner	8,993	1,703	15,114	(4,063)

Net income (loss)	$899,296	$170,271	$1,511,473	$(406,350)

Weighted average number of limited partnership
interests outstanding	27,721.10	27,802.86	27,721.10	26,077.57

Net income attributable to Limited Partners per
weighted average number of limited partnership
interests outstanding	$32.12	$6.06	$53.98	$(15.43)

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity

Six Months Ended June 30, 2014

(Unaudited)

	Limited Partnership Interests	Total	General Partner	Limited Partners
Balance, January 1, 2014	27,721.10	$25,397,908	$(2,420)	$25,400,328

Limited Partners capital contributions	—	—	—	—
Limited Partner redemption paid	—	—	—	—
Distribution expenses	—	—	—	—
Offering Expense Reimbursement from Investment Manager	—	—	—	—
Distributions to Partners	—	(839,950)	(8,316)	(831,634)
Net income	—	1,511,473	15,114	1,496,359

Balance, June 30, 2014	27,721.10	$26,069,431	$4,378	$26,065,053

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,511,473	$(406,350)
Adjustments to reconcile net income to net cash
provided by operating activities:
Finance income	(655,430)	(540,990)
Accrued interest income	(736,776)	(313,580)
Investment income - net	(56,565)	—
Loss on asset sales	14,005	13,058
Depreciation and amortization	258,309	180,270
Foreign currency transaction (gains) losses	(755,655)	730,124
Change in operating assets and liabilities:
Accounts receivable	31,698	(17,923)
Accrued interest income received	1,856,291	—
Minimum rental payments received	1,504,050	1,855,556
Due from affiliates	(3,010)	22,822
Other receivables	—	(43,813)
Other assets	765,873	—
Accounts payable and accrued expenses	73,358	10,930
Deferred revenue	(259,665)	—
Accrued interest on notes and loans payable	(544,634)	16,175
Rental income received in advance	734	(8,921)

Net cash provided by operating activities	3,004,056	1,497,358

Cash flows from investing activities:
Purchase of finance leases	(1,754,596)	(2,528,267)
Purchase of equipment subject to operating leases	(101,857)	(1,937,635)
Purchase in residual value investments of equipment on lease	—	(2,500,000)
Proceeds from sale of leased assets	303,281	360,136
Principal payments received on convertible notes	30,000	—
Loan origination costs paid	(23,658)	—
Cash paid for equipment notes receivable	(2,315,060)	(6,428,418)
Cash received for repayment of note receivable	1,362,838	—
Investment in participation interest	301,310	—
Investment in SQN Echo LLC	(120,000)	—
Investment in SQN Echo II LLC	(350,000)	—
Other liability	493,509	—
Cash paid for initial direct costs	—	(37,196)

Net cash used in investing activities	(2,174,233)	(13,071,380)

Cash flows from financing activities:
Proceeds from Limited Partners' capital contributions	—	5,506,000
Proceeds from loans payable	705,000	5,860,085
Principal payments of loan payable	(752,249)	—
Cash paid for distribution expenses	—	(108,120)
Cash paid for distributions to Limited Partners	(831,634)	(698,638)
Cash paid for redemption of Limited Partner Units	—	(100,000)
Repayment of note from Investment Manager	53,471	—

Net cash (used in) provided by financing activities	(825,412)	10,459,327

Net increase in cash and cash equivalents	4,411	(1,114,695)

Cash and cash equivalents, beginning of period	440,484	6,503,493

Cash and cash equivalents, end of period	$444,895	$5,388,798

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,175,806	$—

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of equipment subject to notes receivable
to investment in finance lease	$9,100,449	$—
Reclassification of net value of a residual value lease to
equipment subject to other assets	$2,500,000	$—
Reclassification of equipment subject to operating leases to other assets	$1,290,120	$—
Dividend payable to General Partner	$8,316	$—
Offering expenses reimbursement from Investment Manager	$—	$441,896

See accompanying notes to the condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

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

The Partnership divides its life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Partnership’s Offering Period concluded on March 15, 2013 and the Partnership may not solicit the sale of additional Units. During the Operating Period the Partnership has invested most of the net offering proceeds in items of equipment that are subject to leases, equipment financing projects, and residual ownership rights in leased equipment. The Operating Period began when the Partnership started investing the net offering proceeds, which occurred on June 29, 2011. After the termination of the Operating Period, the Partnership will sell its assets in the ordinary course of business, a time frame called the Liquidation Period. The Liquidation Period has started on June 29, 2014 and is expected to last approximately four years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions.

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

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a Limited Liability Company registered in the state of Delaware which is 80% owned by the Partnership and 20% by Fund IV, an affiliate. The Partnership originally contributed $200,000 to purchase the 20% share of Echo II. On June 26, 2014, the Partnership contributed an additional $150,000 to Echo II. Fund IV contributed $800,000 to purchase an 80% share of Echo II. Since the Partnership owns 20% of Echo II and exercises significant influence, the Partnership accounts for its investment using the equity method. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of three portfolios of leases for approximately $21,863,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying condensed consolidated financial statements. The third portfolio consists of direct finance leases in medical equipment. Echo II paid approximately $10,415,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

(Unaudited)

On October 9, 2013, the Partnership formed a special purpose entity, SQN Delta, LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by the Partnership. The sole purpose of Delta is to acquire an $8,540,000 interest in two newly commissioned shipping vessels under long-term charter contracts.

On June 19, 2013, the Partnership acquired the primary economic risks and rewards in a newly formed special purpose entity, SQN Bravo LLC. The Partnership now consolidates Bravo into the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of SQN Alternative Investment Fund III, LP at June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited and have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of management all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Partnership and SQN Bravo, LLC (“Bravo”), its subsidiary, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

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

Six Months Ended June, 2014 and 2013

(Unaudited)

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

At March 15, 2013, the Partnership recorded an amount due from the Investment Manager in the amount of $441,897 for Organizational and Offering Expenses that exceeded 2% of the gross Offering Proceed, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At June 30, 2014 and December 31, 2013, the Partnership has a remaining balance on the note receivable from its Investment Manager of $314,729 and $368,200, respectively, which is included in the accompanying condensed consolidated balance sheets.

For the three months ended June 30, 2014 and 2013, the Partnership paid the Investment Manager $141,677, respectively, which is included in Management fees – Investment Manager in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2014 and 2013, the Partnership paid the Investment Manager $283,354 and $321,677, respectively which is included in Management fees – Investment Manager in the accompanying condensed consolidated statements of operations.

The Partnership paid SQN Securities LLC (“Securities”), an affiliate, a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. For the three months ended June 30, 2014 and 2013, Securities was paid distribution expenses of $0 and $108,120, respectively, which is included in distribution expenses in the condensed consolidated statement of changes in partners’ equity. For the six months ended June 30, 2014 and 2013, Securities was paid distribution expenses of $0 and $108,120, respectively, which is included in distribution expenses in the condensed consolidated statement of changes in partners’ equity.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from us of $3,906,724. Bravo also purchased a seasoned portfolio of leased equipment from SQN Alternative Investment Fund II, LLC (“Fund II”), a private equipment leasing fund managed by our Investment Manager. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 6), (ii) $1,937,636 in equipment subject to operating leases (See Note 7) and (iii) $2,500,000 in residual value investments in equipment on lease (See Note 8). In addition, we sold various leased assets with a net book value of $4,137,073 to Bravo. During the six months ended June 30, 2104, the Partnership funded $3,217,293 for equipment lease transactions and $470,000 for equipment notes receivable transactions on behalf of Bravo, thereby increasing its equity investment in Bravo to the total of $7,594,017.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

(Unaudited)

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its financial statements and results of operations.

6.	Investments in Finance Leases

At June 30, 2014 and December 31, 2013, investment in finance leases consisted of the following:

	June 30, 2014 (unaudited)	December 31, 2013
Minimum rents receivable	$21,475,251	$7,255,160
Estimated unguaranteed residual value	1,535,500	535,324
Unearned income	(6,393,352)	(1,639,574)

	$16,617,399	$6,150,910

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity.

During the period, the Partnership granted a rental holiday to Orchard House Foods (BioWayste) upon their request in order to allow the company to fund some modifications to the system that will ultimately improve the efficiency and energy production thereby increasing revenue and the amount of government subsidies in which the Partnership has a 25% share. The timing of this coincided with a change of management and a review of the underperformance of the plant to date that was not accurately reported to Orchard House Foods.

2014 Transactions are summarized as follows:

Wind Turbine

On January 24, 2014, the Partnership entered into entered into a new finance lease transaction for a wind turbine in Northern Ireland for £490,280 ($809,845 applying exchange rates at January 24, 2014). The finance lease requires 25 quarterly payments, in arrears, of £27,728 ($45,799 applying exchange rates at January 24, 2014).

Anaerobic Digestion Equipment

In April 2014 the construction of the Anaerobic Digestion Plant was completed and the project concluded the pre-lease stage. On May 1, 2014 the second stage began with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. In May 2014 the Partnership reclassified the equipment note receivable recorded for the pre-lease stage as a direct finance lease. The finance lease requires 9 monthly payments, in arrears, of £47,520 ($79,558 using the exchange rate at May 31, 2014) and 75 monthly payments, in arrears, of £106,500 ($178,302 using the exchange rate at May 31, 2014). The lease has a four years extension option which requires 48 monthly payments of £12,489 ($20,909 using the exchange rate at May 31, 2014).

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

(Unaudited)

At June 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending June 30,
2015	$126,000	$4,954,208	$5,080,208
2016	126,000	3,422,222	3,548,222
2017	126,000	3,138,460	3,264,460
2018	94,500	2,681,558	2,776,058
2019	—	2,329,491	2,329,491
Thereafter	—	4,476,812	4,476,812

	$472,500	$21,002,751	$21,475,251

(1) Converted to U.S. Dollars at June 30, 2014 exchange rate

For the three months ended June 30, 2014 and 2013, the Partnership incurred a foreign currency transaction (gain) loss on its equipment notes receivable of $(329,219) and $46,373, respectively. All amounts are included in foreign currency transaction gain in the accompanying condensed consolidated statements of operations.

For the six months ended June 30, 2014 and 2013, the Partnership incurred a foreign currency transaction (gain) loss on its various investments in finance leases of $(394,642) and $526,205, respectively. All amounts are included in foreign currency transaction gain in the accompanying condensed consolidated statements of operations.

7.	Investment in Equipment Subject to Operating Leases

At June 30, 2014 and December 31, 2013, investments in equipment subject to operating leases consisted of the following:

	June 30, 2014 (unaudited)	December 31, 2013
Plastic bulk storage bins	$1,469,030	$1,963,494
Aircraft Rotables	339,700	1,665,700
Computer equipment	—	129,385
Furniture and fixtures	332,236	273,050
Accumulated depreciation	(483,809)	(483,306)

	$1,657,157	$3,548,323

Depreciation expense was $108,679 and $96,168 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $237,029 and $180,270 for the six months ended June 30, 2014 and 2013, respectively.

Reusable Plastic Bulk Storage Bins - Participation

On March 30, 2012, the Partnership entered into an agreement to purchase, from an entity controlled by SAM (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the Partnership entered into a 3 year extension agreement with the lessee. The Investment Manager tested this investment and determined that it is an operating lease. The terms of the lease require three annual payments in the amount of $471,000 ($2,610,000 multiplied by Partnership’s interest). On June 23, 2014 the Partnership purchased an additional approximate 3% of the residual value interest from the Selling Entity at the net book value, for $101,858. The transaction increased Partnership’s interest in this investment to approximately 20.5%. The lease generated approximately $117,972 and $236,000 of rental income for the three and six months ended June 30, 2014, respectively.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

(Unaudited)

Subsequent to the extension of the lease, the Partnership entered into a transaction to sell the right to the receivable to an unrelated third party for $1,406,604. The Partnership is also required to make a one-time payment to the buyer in the amount of $139,216 after the lease expires. The Partnership continues to own the underlying assets and is entitled to any residual value on this investment subject to an existing remarketing agreement.

Reusable Plastic Bulk Storage Bins

On April 4, 2013, the lessee of the reusable plastic bulk storage bins contacted the Partnership’s Investment Manager inquiring about purchasing 5,000 of the reusable plastic bulk storage bins. The purchase price was determined based upon the buy-out calculation in the lease agreement to be $508,725. The Partnership received cash proceeds of $360,137, net of a refund of the security deposit payable totaling $148,588. The remaining storage bins under this operating lease were sold by Partnership to Bravo on June 19, 2013. In January 2014, the lessee purchased the remaining 5,000 containers from Bravo which resulted in a full payout of the lease. Bravo determined the sales price to be $451,870 net of $148,588 security deposit and therefore received proceeds of $303,282. The sale resulted in a loss of $14,005 to Bravo.

At June 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	US Dollars	British Pounds (1)	Total
Years Ending June 30,
2015	$503,793	$144,362	$648,155
2016	233,856	—	233,856
2017	138,600	—	138,600

	$876,249	$144,362	$1,020,611

(1) Converted to U.S. Dollars at June 30, 2014 exchange rate.

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

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

(Unaudited)

10.	Equipment Notes Receivable

At June 30, 2014 and December 31, 2013, investments in equipment notes receivable consisted of the following:

Equipment Description	Maturity Date	Interest Rate	June 30, 2014 (unaudited)	December 31, 2013

Hydro-electric generating plant	10/31/22	12.00%	$2,451,231	$2,445,305
Hydro-electric generating plant	04/04/15	12.00%	2,169,302	4,194,759
Anaerobic digestion equipment	(1)	(1)	—	7,909,395
Manufacturing equipment and inventory	03/04/15	7.75%	1,186,750	—

			$5,807,283	$14,549,459

(1) - Lease entered its second stage and was reclassified to finance lease (Note 6).

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

During the six months ended June 30, 2014, the borrower refinanced a portion of the notes in an independent transaction with Ability Insurance Company, which is also a client of the Investment Manager. After refinancing, the principal balance on the books got reduced to £1,390,564 ($2,140,862 using the exchange rate on the date of the transaction). The instrument continues accruing interest at 12.0% per year.

 Anaerobic Digestion Equipment

In September 2013, Bravo entered into an equipment note receivable agreement for £6,000,000 which Bravo is required to advance. Starting September 2013 through February 2014, Bravo funded £5,470,000 ($8,940,576 using exchange rates on various dates) of that amount, with the remainder to be funded on a future date. The initial funding of £1,993,860 ($3,217,293 using the exchange rate on September 30, 2013) was made by the Partnership and increased Partnership’s interest in its investment in Bravo. The Anaerobic Digestion project is in two stages. The first is the pre-lease stage when Bravo finances the construction of the plant according to certain milestones that get certified by an independent party. Bravo charges 1% interest per month for that stage. When the plant is constructed and produces a predetermined amount of energy, the second stage begins with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. On May 1, 2014, the lease stage of the project began at which point the equipment note receivable was tested and reclassified to a direct finance lease. According to the original agreement, Bravo is required to advance a total of £6,000,000, of which £265,000 (approximately $493,509) has yet to be advanced. This amount is carried as a liability on the balance sheet at June 30, 2014.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

(Unaudited)

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with the Partnership and an unrelated lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note is charged at a rate of 12% per annum and interest is payable in twelve installments of $11,750 each. The note matures on March 4, 2015 and the principal balance due shall be paid in one lump sum. The note is secured by the equipment and inventory of the borrower. The Partnership advanced $470,000 to Bravo to fund the transaction. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments. As of June 30, 2014, the outstanding balance of principal and interest is $1,186,750.

11.	Investment in Participation Interests

On October 9, 2013, the Partnership formed a special purpose entity SQN Delta LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by the Partnership. The sole purpose of Delta was to acquire an $8,540,000 interest in two, less than 1 year old, bulk carrier vessels. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. In accordance with the participation agreement, Delta has the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. The Partnership incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired. In addition to the above loan, the Partnership contributed $4,000,000 to Delta which is consolidated in the accompanying condensed financial statements.

The investment is accounted for using the cost method whereas the Partnership will adjust its carrying value in the investment according to the allocation of earnings less distributions made. In conjunction with this transaction, the Partnership recorded a purchase discount of $340,000 which was recorded as a deferred gain on the accompanying financial statements. The gain is amortized over the expected term of the investment and recorded as income. As of June 30, 2014, the deferred gain was $308,372.

12.	Investment in SQN Echo, LLC

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

13.	Investment in SQN Echo II, LLC

On March 26, 2014, the Partnership formed SQN Echo II, LLC (“Echo II”), a joint venture with an affiliate, SQN AIF IV, LP (“Fund IV”) to purchase an interest in portfolios of various equipment leases. Echo II paid approximately $10,420,000 in cash and assumed approximately $11,450,000 in non-recourse debt. The Partnership originally contributed $200,000 to purchase a 20% share of Echo II. In June 2014, the Partnership funded an additional $150,000 into Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. Since the Partnership owns 20% of Echo II and exercises significant influence, the Partnership accounts for its investment using the equity method. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $21,900,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

(Unaudited)

14.	Other Assets

Other assets account balance includes $1,290,120 and $2,500,000 of several leases that were transferred from operating lease and residual value lease investments due to lease terms expiring during first six months ended June 30, 2014. In addition, in December 2013 the partnership funded £500,000 ($824,400 using the exchange rate on December 31, 2013) to the escrow account for a lease that has not been executed as of June 30, 2014.

15.	Non-recourse Loan Payable

On June 19, 2013, Bravo borrowed $5,860,085 from a lender with interest on this loan accruing at 7.75% per annum. The majority of the proceeds were used to acquire various types of leased assets. Bravo entered into a financing agreement with the lender and had the ability to borrow additional amounts, at monthly intervals, between July 2013 and March 2014 which cumulatively total $9,130,085. The lender made additional advances to Bravo in the amount of $1,200,000 on November 19, 2013 and $2,070,000 on December 12, 2013. During the three months ended March 31, 2014, Bravo borrowed an additional $705,000 from the same lender as noted above. At June 30, 2014 and December 31, 2013, the unpaid principal balance of the loan is $9,072,639 and $9,039,373, respectively. Interest paid on the loan during the three and six months ended June 30, 2014 amounted to $177,278 and $349,460, respectively. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The lender has the right to receive 100% of the cash proceeds from all of the leased assets, including the leased assets sold by the Partnership to Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

In September 2013, the Partnership sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage bins in which the Partnership had an 18.08% participation interest. The net proceeds to the Partnership on the non-recourse sale of receivables were approximately $1,400,000. The receivable sale note accrues interest at 8.5% per annum with expected maturity date of July 31, 2016. The outstanding principal balance at June 30, 2014 and December 31, 2013 was $992,176.

On October 29, 2013, the Partnership, through Delta, borrowed $4,200,000 from the same lender as the above loans. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The lender, as collateral, has a first priority security interest in all of the assets of Delta as well as 100% of the payments received on the participation interests owned by Delta. The outstanding principal balance at June 30, 2014 and December 31, 2013 was $3,909,835 and $3,990,350, respectively.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

(Unaudited)

16.	Fair Value Measurements

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

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses and, approximate fair value.

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

	June 30, 2014 (unaudited)		December 31, 2013
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)

Assets:
Convertible promissory note, including accrued interest	$1,405,714	$1,429,902	$1,435,714	$1,309,306

Equipment notes receivable, including accrued interest	$5,807,283	$5,806,383	$14,549,459	$14,170,652

Liabilities:
Loan payable, including accrued interest	$14,047,698	$13,703,648	$14,049,411	$14,641,382

The following is a reconciliation of the beginning and ending balances for assets and liabilities calculated at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014.

	Convertible Promissory	Equipment Notes	Loans
	Note	Receivable	Payable
Estimated Fair Value, January 1, 2014	$1,309,306	$14,170,652	$14,641,382

Total gains (losses) included in earnings:
Interest income	71,250	587,233	—
Interest expense	—	—	(615,791)
Foreign currency gain	—	295,592	—

Repayment of notes and accrued interest	(30,000)	(2,628,962)	178,023

Unrealized appreciation (depreciation)	79,346	167,257	(1,204,966)

Reclassification to finance lease	—	(9,100,449)	—

Issuance of additional notes	—	2,315,060	705,000

Estimated fair value, June 30, 2014	$1,429,902	$5,806,383	$13,703,648

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

(Unaudited)

17.	Business Concentrations

For the six months ended June 30, 2014, the Partnership had three lessees which accounted for approximately 30%, 29% and 13% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2013, the Partnership had four lessees which accounted for approximately 38%, 17%, 16%, and 11% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2014, the Partnership had two lessees which accounted for approximately 63% and 19% of the Partnership’s income derived from operating leases. For the six months ended June 30, 2013, the Partnership had one lessee which accounted for 100% of the Partnership’s income derived from operating leases. For the six months ended June 30, 2014, the Partnership had four loans which accounted for approximately 40%, 19%, 19% and 10% of the Partnership’s interest income.

At June 30, 2014, the Partnership had two lessees which accounted for approximately 62% and 14% of the Partnership’s investment in finance leases. At June 30, 2013, the Partnership had two lessees which accounted for approximately 72% and 27% of the Partnership’s investment in finance leases. At June 30, 2014, the Partnership had two lessees which accounted for approximately 62% and 14% of the Partnership’s investment in operating leases. At June 30, 2014, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases At June 30, 2013, the Partnership had four lessees which accounted for 34%, 25%, 16% and 12% of the Partnership’s investment in residual value leases. At June 30, 2014, the Partnership had two lessees which accounted for approximately 53% and 47% of the Partnership’s investment in equipment notes receivable. At June 30, 2013, the Partnership had three lessees which accounted for approximately 43%, 30% and 27% of the Partnership’s investment in equipment notes receivable.

At June 30, 2014 and 2013, the Partnership’s convertible promissory note receivable was from a single debtor and the Partnership’s equipment notes receivable was from one debtor.

For the six months ended June, 2014 and 2013, 64% and 54%, respectively, of the equipment leasing and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $3,453,875 and $13,394,320, respectively, to acquire these equipment leases and financing transactions.

As of June 30, 2014 and December 31, 2013, the outstanding loans payable of $14,047,698 and $14,049,411 were from one lender.

18.	Geographic Information

Geographic information for revenue for the months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30, 2014
Revenue:	United States	Europe	Australia	Total
Rental income	$117,974	$41,353	$11,329	$170,656
Finance income	$—	$418,515	$—	$418,515
Loss on asset sales	$—	$—	$—	$—
Investment income from participation interest	$56,565	$194,332	$—	$250,897
Interest income	$60,526	$244,603	$—	$305,129

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

(Unaudited)

	Three Months Ended June 30, 2013
Revenue:	United States	Europe	Australia	Total
Rental income	$57,315	$21,786	$3,777	$82,878
Finance income	$9,344	$278,185	$—	$287,529
Loss on asset sales	$(13,058)	$—	$—	$(13,058)
Investment income from participation interest	$—	$—	$—	$—
Interest income	$60,847	$174,964	$—	$235,811

Geographic information for revenue for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30, 2014
Revenue:	United States	Europe	Australia	Total
Rental income	$268,386	$82,033	$22,659	$373,078
Finance income	$—	$655,430	$—	$655,430
Loss on asset sales	$(14,005)	$—	$—	$(14,005)
Investment income from participation interest	$56,565	$450,721	$—	$507,286
Interest income	$110,559	$587,347	$—	$697,906

	Six Months Ended June 30, 2013
Revenue:	United States	Europe	Australia	Total
Rental income	$118,956	$21,786	$3,777	$144,519
Finance income	$9,344	$531,646	$—	$540,990
Loss on asset sales	$(13,058)	$—	$—	$(13,058)
Investment income from participation interest	$—	$—	$—	$—
Interest income	$87,995	$263,717	$—	$351,712

Geographic information for long-lived assets at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$421,786	$16,195,613	$—	$16,617,399
Investments in equipment subject to operating leases, net	$1,196,813	$154,614	$305,730	$1,657,157
Residual value investment equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note, including accrued interest	$1,405,714	$—	$—	$1,405,714
Equipment notes receivable, including accrued interest	$1,186,750	$4,620,533	$—	$5,807,283

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June, 2014 and 2013

(Unaudited)

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

Investment in SQN Echo II LLC

On March 26, 2014, the Partnership formed SQN Echo II, LLC (“Echo II”), a joint venture with an affiliate, SQN AIF IV, LP (“Fund IV”) to purchase a junior collateralized participation in portfolios of various equipment leases. Echo II paid approximately $10,420,000 in cash and assumed approximately $11,450,000 in non-recourse debt. The Partnership originally contributed $200,000 to purchase a 20% share of Echo II. In June 2014, the Partnership funded an additional $150,000 into Echo (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. Since the Partnership owns 20% of Echo II and exercises significant influence, the Partnership accounts for its investment using the equity method. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $21,900,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder.

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

Anaerobic Digestion Equipment

On May 1, 2014, the lease stage of the project began at which point the equipment note receivable was tested and reclassified to a direct finance lease. At that time, the loan for the equipment was transferred from the Partnership to Bravo. According to the original agreement, Bravo is required to advance a total of £6,000,000, of which £265,000 (approximately $493,509) has yet to be advanced. This amount is carried as a liability on the balance sheet at June 30, 2014.

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

Cost method of accounting

We record our investment in SQN Delta at cost. Under the cost method of accounting for investments, dividends are the basis for recognition by an investor of earnings from an investment. We recognize as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. The net accumulated earnings of the investee subsequent to the date of investment are recognized by us only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. Delta recognized approximately $450,700 in investment income for its ownership of the participation agreement in the cargo ship portfolio. We consolidate the activity of Delta for financial reporting purposes.

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

Results of Operations for the three months ended June 30, 2014 (the “2014 Quarter”) compared to the three months ended June 30, 2013 (the “2013 Quarter”)

Our revenue for the 2014 Quarter compared to the 2013 Quarter is summarized as follows:

	Three Months Ended June 30,
	2014	2013
Revenue:
Rental income	$170,656	$82,878
Finance income	418,515	287,529
Gain on asset sales	—	(13,058)
Income from participation interests	250,897	—
Interest income	305,129	235,811

Total Revenue	$1,145,197	$593,160

For the 2014 Quarter we earned total revenue of $1,145,197 which is an increase of $552,037 from our 2013 Quarter. The increase in total revenue was due to increased revenue from rental, finance and interest income in addition to $250,897 of income from the Delta, Echo I and Echo II agreements. The increase of approximately $88,000 in rental income was mainly attributable to the renewed lease agreement for the reusable plastic storage bins. Finance income increased by approximately $131,000 due to the reclassification of the lease for the anaerobic digestion plant from equipment notes receivable to direct finance lease. The increase of approximately $69,000 in interest income since the 2013 Quarter is due to several factors, the most significant was the addition of the note receivable in relation to the anaerobic digestion equipment which generated approximately $74,000 of income in the 2014 Quarter. We also earned approximately $35,300 from a convertible promissory note, $171,000 from equipment leases, $8,000 from a note receivable with our Investment Manager and $50 from our bank accounts.

For the 2013 Quarter, we earned total revenue of $593,160 due principally to the following factors: (i) for the 2013 Quarter we earned finance income from twelve lessees, (ii) rental income from five lessees, and (iii) we also earned interest income during the 2013 Quarter of $235,811 which was substantially due to our providing financing to several new projects and providing additional funding to a previously existing project. During the 2013 Quarter we provided financing for two projects, a hydro-electric generating plant and a construction loan for modular accommodations, both located in the United Kingdom. During the 2013 Quarter we earned interest income from these projects totaling $79,903. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom. For the 2013 Quarter we also earned interest income from a convertible promissory note totaling $37,500 and from a note receivable from our Investment Manager totaling $11,571. Total revenue during the 2013 Quarter included revenue from Bravo of $52,057 from rental income and $55,619 from finance income.

As we acquire additional leased equipment and enter into additional financing transactions during our Operating Period, we anticipate both rental income, finance income and interest income will continue to grow.

Our expenses for the 2014 Quarter compared to the 2013 Quarter are summarized as follows:

	Three Months Ended June 30,
	2014	2013
Expenses:
Management fees - Investment Manager	$141,677	$141,677
Depreciation and amortization	117,644	96,168
Professional fees	208,354	19,317
Administration expense	8,427	10,624
Acquisition costs	—	7,243
Other expenses	27,182	3,589
Interest expense	311,341	16,175
Foreign currency transaction (gain) loss	(568,724)	128,096

Total Expenses	$245,901	$422,889

During the 2014 Quarter, we incurred total expenses of $814,625, excluding a foreign currency transaction gain of $568,724, versus total expenses of $294,793 for the 2013 Quarter which excluded a foreign currency loss of $128,096. The primary reason for the increase was due to the increases in depreciation and amortization, professional fees and interest expense. The increase in professional fees since the prior year is attributable to the increase in fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. Interest expense increased significantly compared to the prior year due to the addition of the non-recourse loans payable. The above increases were offset by the change in foreign currency as discussed below.

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

For the 2014 Quarter we generated foreign currency transaction gains of $568,725 which were earned as follows: (i) $550,631 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) $13,271 related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 2.4% during the 2014 Quarter. For the 2013 Quarter we incurred a foreign currency transaction loss of $128,096 which was incurred as follows: (i) $114,335 related directly to our equipment leasing transactions and project financing in the United Kingdom and Scotland and (ii) $13,741 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 0.1% during the 2013 Quarter. We do not currently, and we have no plans in the future to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2014 Quarter of $910,499 compared to net income for the 2013 Quarter of $170,271.

Results of Operations for the six months ended June 30, 2014 (the “2014 Period”) compared to the six months ended June 30, 2013 (the “2013 Period”)

Our revenue for the 2014 Period compared to the 2013 Period is summarized as follows:

	Six Months Ended June 30,
	2014	2013
Revenue:
Rental income	$373,078	$144,519
Finance income	655,430	540,990
Gain on asset sales	(14,005)	(13,058)
Income from participation interests	507,286	—
Interest income	697,906	351,712
Total Revenue	$2,219,695	$1,024,163

For the 2014 Period, we earned total revenue of $2,219,695 which is an increase of $1,176,473 from our 2013 Period. The increase in total revenue was due to increased revenue from rental, finance and interest income in addition to $507,286 of income from the Delta, Echo I and Echo II agreements. The increase of approximately $228,600 in rental income was mainly attributable to the renewed lease agreement for the reusable plastic storage bins. Finance income increased by approximately $114,000 due to the reclassification of the lease for the anaerobic digestion plant from equipment notes receivable to direct finance lease. The increase of approximately $346,000 in interest income since the 2013 Period is due to several factors, the most significant was the addition of the note receivable in relation to the anaerobic digestion equipment which generated approximately $341,000 of income in the 2014 Period. We also earned approximately $71,000 from a convertible promissory note, $322,000 from equipment leases, $17,100 from a note receivable with our Investment Manager and $5,300 from our bank accounts.

For the 2013 Period, we earned total revenue of $1,024,163 due principally to the following factors: (i) for the 2013 Period we earned finance income from twelve lessees, (ii) rental income from five lessees, and (iii) we also earned interest income during the 2013 Period of $351,712 which was substantially due to our providing financing to several new projects and providing additional funding to a previously existing project. During the 2013 Period we provided financing for two projects, a hydro-electric generating plant and a construction loan for modular accommodations, both located in the United Kingdom. During the 2013 Period we earned interest income from these projects totaling $79,903. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom. For the 2013 Period we also earned interest income from a convertible promissory note totaling $50,000 and from a note receivable from our Investment Manager totaling $12,479. Total revenue during the 2013 Quarter included revenue from Bravo of $52,057 from rental income and $55,619 from finance income.

As we acquire additional leased equipment and enter into additional financing transactions during our Operating Period, we anticipate both rental income, finance income and interest income will continue to grow.

Our expenses for the 2014 Period compared to the 2013 Period are summarized as follows:

	Six Months Ended June 30,
	2014	2013
Expenses:
Management fees - Investment Manager	$286,954	$321,677
Depreciation and amortization	258,309	180,270
Professional fees	282,965	103,910
Administration expense	9,946	23,014
Acquisition costs	—	11,738
Other expenses	31,179	5,044
Interest expense	615,791	16,175
Foreign currency transaction (gain) loss	(776,922)	768,685

Total Expenses	$708,222	$1,430,513

During the 2014 Period, we incurred total expenses of $1,485,144, excluding a foreign currency transaction gain of $776,922, versus total expenses of $661,828 for the 2013 Period which excluded a foreign currency loss of $768,685. The primary reason for the increase was due to the increases in depreciation and amortization, professional fees and interest expense. The increase in professional fees since the prior year is attributable to the increase in fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. Interest expense increased significantly compared to the prior year due to the addition of the non-recourse loans payable. These increases were offset by a decrease in fees paid to our Investment Manager.

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

For the 2014 Period, we generated foreign currency transaction gains of $776,922 which were earned as follows: (i) $755,656 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) $21,267 related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 3.3% during the 2014 Quarter. For the 2013 Period we incurred a foreign currency transaction loss of $768,685 which was incurred as follows: (i) $729,882 related directly to our equipment leasing transactions and project financing in the United Kingdom and Scotland and (ii) $38,803 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 5.8% during the 2013 Period. We do not currently, and we have no plans in the future to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income (Loss)

As a result of the factors discussed above we incurred a net income for the 2014 Period of $1,492,414 compared to a net loss for the 2013 Period of $(406,350).

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$3,004,056	$1,497,358
Investing activities	$(2,174,233)	$(13,071,380)
Financing activities	$(825,412)	$10,459,327

Sources of Liquidity

We are currently in our Operating Period. The Operating Period is the time-frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be from investing activities and the majority of our cash in-flows are expected to be from operating activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our Limited Partners, general and administrative expenses, interest on the Partnership’s, Bravo’s and Delta’s non-recourse loan payable, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

During 2014, we generated cash in-flows from operating activities of $3,004,056. This was principally due to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of $1,504,050 from our finance leases and cash of $1,856,291 from our equipment notes receivable during the 2014 quarter. The majority of our leases are payable in British Pound Sterling, therefore future cash in-flows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash in-flows were offset by various non-cash deductions which totaled approximately $2,148,000 and consisted of finance income, accrued interest income, and unrealized foreign currency transaction gains. These non-cash deductions were offset by a non-cash increase of $329,600 which represented depreciation and amortization, loss on asset sales and accrued interest payable. We anticipate that as we enter into additional equipment leasing transactions we will continue to generate net cash in-flows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains losses from year to year.

Cash provided by operating activities for the 2013 Period was $1,497,358 and was primarily driven by the following factors: (i) we received rental payments from our finance leases totaling $1,855,556 (ii) we received rental payments from our operating leases totaling $92,462 and (iii) we had a net increase in non-cash activities totaling $85,057. This net increase in non-cash activities is comprised of both increases and decreases. We had increases from our unrealized foreign currency transaction loss of $730,124 and depreciation and amortization of $180,270. Offsetting these increases were decreases in finance income of $540,990 and accrued interest income of $313,580. We incurred a net loss of $406,350 which decreased cash from operations for the 2013 Period. We anticipate that as we enter into additional equipment leasing transactions and project financings we will generate greater net cash in-flows from operations during our Operating Period.

Investing Activities

Cash used in investing activities was for the 2014 Period was $2,174,233. The three biggest cash outflows of $1,754,596 for the purchase of finance leases and $2,315,060 for the purchase of equipment notes receivable during the quarter. As noted above, we also invested an additional $120,000 in a junior partnership interest of SQN Echo LLC. During the 2014 Period, we invested $350,000 in an interest of SQN Echo II. These outflows were offset by $303,281 proceeds received from sale of leased assets, the receipt of $1,362,838 for the repayment of an outstanding note receivable and $30,000 for principal payments received on convertible notes. We expect to continue to incur cash out-flows from investing activities through the Operating Period as we continue to acquire leased equipment. We anticipate generating cash in-flows during the Liquidation Period as we sell our various equipment leases. Additional information may be obtained in Part I Item 1. Business under our discussion of our equipment portfolio and in Part I Item 1. Financial Statements and Supplementary Data, Note 6. Investments in Finance Leases, Note 7. Investments in Equipment Subject to Operating Leases, Note 8 Residual Value Investments in Equipment on Lease and Note 10, Equipment Notes Receivable.

Cash used in investing activities was for the 2013 Period was $13,071,380, of which $6,965,902 was used to purchase leased assets, $4,928,418 was used to providing financing to several new projects and providing additional funding to a previously existing project and $1,500,000 was used to fund a convertible promissory note. Bravo used $5,069,920 to acquire leased assets from Fund II. This included $632,284 in finance leases, $1,937,636 in equipment subject to operating leases and $2,500,000 in residual value investments in equipment on lease. During the 2013 Period we also purchased a submersible vehicle for $1,388,990 and medical equipment for $475,317, both leased assets were transferred to Bravo on June 19, 2013. During the 2013 Period we provided financing for two new projects, $2,196,440 for a hydro-electric generating plant and $2,422,418 for a construction loan for college, both located in the United Kingdom. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom during the 2013 Period for $309,560.

Financings and Borrowings

Cash used by financing activities was $(825,412) for the 2014 Period. During the 2014 Period Bravo borrowed $705,000 from an unrelated insurance company. The proceeds were utilized to enter into an agreement with the Partnership and an unrelated lender for a note receivable issued to a borrower. In addition, we collected $53,471 from a note receivable with our Investment Manager. Offsetting these increases were cash out-flows of approximately $752,000 for principal payments on the loans payable and approximately $832,000 for distributions to our Limited Partners.

Cash provided by financing activities was $10,459,327 for the 2013 Period. During the 2013 Period we raised $5,506,000 in capital contributions from the admittance of 50 additional Limited Partners which included $100,000 capital contribution from our Investment Manager. During the 2013 Period Bravo borrowed $5,860,085 from an unrelated insurance company. The majority of the proceeds were used by Bravo to acquire leased assets from Fund II. Offsetting these increases were cash out-flows for distribution expenses paid to Securities of $108,120, distributions paid to our Limited Partners of $698,638 and redemption of our Units of $100,000. We concluded our Offering Period on March 15, 2013 and believe going forward we will generate cash out-flows primarily from distributions paid to our Limited Partners.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after the our initial closing which occurred on May 2, 2011. We expect to make distributions to our Limited Partner’s through the Operating Period. During the six months ended June 30, 2014, we made approximately $832,000 of distributions to our Limited Partners. We did not make a cash distribution to the General Partner during the six months ended June 30, 2014; however, we accrued approximately $23,600 for distributions due to the General Partner at June 30, 2014.

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

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated March 31, 2014.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2014, its internal control over financial reporting is effective.

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

August 14, 2014

/s/	Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

