Form 10-Q
period 2014-09-30
SQN Alternative Investment Fund III, L.P.
filed 2014-11-13
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-166195

SQN Alternative Investment Fund III L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-2173346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

100 Wall Street, 28th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (212) 422-2166

110 William Street, 26th Floor, NY, NY 10038

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

At November 13, 2014, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiaries

 (A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents	$2,130,332	$440,484
Accounts receivable	—	31,698
Investments in finance leases, net	13,044,300	6,150,910
Initial direct costs, net of accumulated amortization of $401,246 and $371,946	68,575	102,093
Investments in equipment subject to operating leases, net	1,542,041	3,548,323
Residual value investments in equipment on lease	634,702	3,134,702
Convertible promissory note	1,392,857	1,435,714
Equipment notes receivable, including accrued interest of $51,669 and $827,706	5,691,686	14,549,459
Loan origination costs, net of accumulated amortization of $118,174 and $50,184	42,606	110,600
Due from Investment Manager	286,979	368,200
Investment in participation interest	8,567,405	8,421,915
Investment in SQN Echo LLC	825,947	550,000
Investment in SQN Echo II LLC	368,690	—
Other assets	4,456,137	1,653,701
Total Assets	$39,052,257	$40,497,799

Liabilities and Partners' Equity

Liabilities:
Non-recourse loans payable, including interest of $88,392 and $27,511	$11,811,567	$14,049,411
Accounts payable and accrued expenses	226,291	92,299
Distributions payable to General Partner	23,619	15,303
Rental income received in advance	379,921	25,553
Deferred gain from investment	296,512	568,037
Other liability	493,509	—
Security deposits payable	29,700	349,288
Total Liabilities	13,261,119	15,099,891

Commitments and contingencies

Partners' Equity (Deficit):
Limited Partners	25,789,542	25,400,328
General Partner	1,596	(2,420)
Total Partners' Equity	25,791,138	25,397,908
Total Liabilities and Partners' Equity	$39,052,257	$40,497,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Rental income	$175,890	$177,949	$548,968	$322,468
Finance income	410,202	261,813	1,065,632	802,803
Gain on sale of assets	360,710	89,436	346,705	76,378
Investment income	340,422	—	847,708	—
Interest income	220,343	306,667	918,249	658,379
Total Revenue	1,507,567	835,865	3,727,262	1,860,028

Expenses:
Management fees- Investment Manager	141,677	141,677	425,031	463,354
Depreciation and amortization	127,354	169,519	385,663	349,789
Professional fees	57,582	44,867	340,547	148,777
Administration expense	32,132	5,818	45,678	28,832
Acquisition costs	—	750	—	12,488
Other expenses	5,059	8,852	36,238	13,896
Interest expense	296,210	113,248	912,001	129,423
Foreign currency transaction (gains) losses	1,125,846	(1,035,957)	348,924	(267,272)
Total Expenses	1,785,860	(551,226)	2,494,082	879,287
Net income (loss)	(278,293)	1,387,091	1,233,180	980,741

Net income (loss) allocable to:
Limited Partners	$(275,511)	$1,373,220	$1,220,848	$970,934
General Partner	(2,782)	13,871	12,332	9,807
Net income (loss)	$(278,293)	$1,387,091	$1,233,180	$980,741

Weighted average number of limited partnership interest outstanding	27,721.10	27,761.10	27,721.10	26,644.91

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(9.94)	$49.47	$44.04	$36.44

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity

Nine Months Ended September 30, 2014

(Unaudited)

	Limited Partnership Interests	Total Partners' Equity	General Partner	Limited Partners
Balance, January 1, 2014	27,721.10	$25,397,908	$(2,420)	$25,400,328

Distributions to Partners	—	(839,950)	(8,316)	(831,634)
Net income	—	1,233,180	12,332	1,220,848
Balance, September 30, 2014	27,721.10	$25,791,138	$1,596	$25,789,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,233,180	$980,741
Adjustments to reconcile net income to net cash
provided by operating activities:
Finance income	(1,065,632)	(802,803)
Accrued interest income	174,828	(513,255)
Investment income - net	(174,637)	—
Interest expense payable	—	2,298
Gain on sale of assets	(346,705)	(76,378)
Depreciation and amortization	385,663	349,787
Foreign currency transaction (gains) losses	301,094	(186,673)
Change in operating assets and liabilities:
Accounts receivable	31,698	—
Accrued interest income received	1,781,568	270,239
Minimum rental payments received	2,128,886	2,674,570
Due from affiliates	—	(93,730)
Other assets	1,125,197	(1,437,890)
Accounts payable and accrued expenses	133,992	40,707
Deferred revenue	(271,525)	—
Accrued interest on notes and loans payable	(522,224)	—
Rental income received in advance	354,368	12,999
Net cash provided by operating activities	5,269,751	1,220,612

Cash flows from investing activities:
Purchase of finance leases	(1,754,596)	(2,528,269)
Purchase of equipment subject to operating leases	(101,857)	(1,937,635)
Purchase in residual value investments of equipment on lease	—	(2,500,000)
Proceeds from sale of leased assets	2,875,702	2,711,367
Cash paid for convertible note receivable	—	(1,500,000)
Principal payments received on convertible notes	42,857	42,857
Loan origination costs paid	(23,658)	(100,516)
Cash paid for equipment notes receivable	(2,315,060)	(8,748,522)
Cash received for repayment of note receivable	1,362,838	3,070,071
Investment in participation interest	(640,500)	—
Investment in SQN Echo LLC	(120,000)	—
Investment in SQN Echo II LLC	(350,000)	—
Other liability	493,509	—
Cash paid for initial direct costs	—	(37,196)
Net cash used in investing activities	(530,765)	(11,527,843)

Cash flows from financing activities:
Proceeds from Limited Partners' capital contributions	—	5,506,000
Proceeds from loans payable	705,000	5,860,085
Principal payments of loans payable	(3,003,725)	(26,404)
Cash paid for distribution expenses	—	(108,120)
Cash paid for distributions to Limited Partners	(831,634)	(698,638)
Cash paid for redemption of Limited Partner Units	—	(100,000)
Repayment of note from Investment Manager	81,221	47,944
Net cash (used in) provided by financing activities	(3,049,138)	10,480,867

Net increase in cash and cash equivalents	1,689,848	173,636

Cash and cash equivalents, beginning of period	440,484	6,503,493
Cash and cash equivalents, end of period	$2,130,332	$6,677,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,434,225	$—

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of equipment subject to notes receivable
to investment in finance lease	$9,100,449	$—
Reclassification of net value of a residual value lease to
equipment subject to other assets	$2,500,000	$—
Reclassification of equipment subject to operating leases to other assets	$1,290,120	$—
Dividend payable to General Partner	$8,316	$—
Offering expenses reimbursement from Investment Manager	$—	$441,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

1.	Nature of Operations and Organization

Organization - SQN Alternative Investment Fund III, L.P. (the “Partnership”) was formed on March 10, 2010, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2034.

The Partnership divides its life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Partnership’s Offering Period concluded on March 15, 2013 and the Partnership may not solicit the sale of additional Units. During the Operating Period, the Partnership invested most of the net offering proceeds in items of equipment subject to leases, equipment financing projects, and residual ownership rights in leased equipment. The Operating Period began when the Partnership started investing the net offering proceeds, which occurred on June 29, 2011. After the termination of the Operating Period, the Partnership will sell its assets in the ordinary course of business, a time frame called the Liquidation Period. The Liquidation Period started on June 29, 2014 and is expected to last approximately four years, unless it is extended, at the sole discretion of the Partnership’s General Partner for a maximum of two one-year extensions.

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

On December 6, 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a Limited Liability Company registered in the state of Delaware which is 20% owned by the Partnership and 80% owned by SQN AIF IV, L.P. (“Fund IV”), an affiliate. The Partnership originally contributed $550,000 to purchase the 20% share of Echo. Fund IV contributed $2,200,000 to purchase an 80% share of Echo. Since the Partnership owns 20% of Echo and exercises significant influence, the Partnership accounts for its investment using the equity method. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable.

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a Limited Liability Company registered in the state of Delaware which is 20% owned by the Partnership and 80% owned by Fund IV, an affiliate. The Partnership originally contributed $200,000 to purchase the 20% share of Echo II. Fund IV contributed $800,000 to purchase an 80% share of Echo II. Since the Partnership owns 20% of Echo II and exercises significant influence, the Partnership accounts for its investment using the equity method. On June 26, 2014, the Partnership contributed an additional $150,000 to Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of three portfolios of leases for approximately $21,863,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. The third portfolio consists of direct finance leases in medical equipment. Echo II paid approximately $10,415,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable.

On October 9, 2013, the Partnership formed a special purpose entity, SQN Delta, LLC (“Delta”), a Limited Liability Company registered in the state of Delaware which is 100% owned by the Partnership. The sole purpose of Delta is to acquire an $8,540,000 interest in two newly commissioned shipping vessels under long-term charter contracts. The Partnership now consolidates Delta into the accompanying condensed consolidated financial statements.

On June 19, 2013, the Partnership acquired the primary economic risks and rewards in a newly formed special purpose entity, SQN Bravo LLC (“Bravo”). The Partnership now consolidates Bravo into the accompanying condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. at September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2013 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Partnership, Bravo and Delta, its subsidiaries, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

Use of estimates - The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Cash and cash equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts maintained at financial institutions.

Lease Classification and Revenue Recognition - Each equipment lease that the Partnership enters into is classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease, or when there are significant changes to the lease terms. The Partnership capitalizes initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead), if any, and external broker fees incurred with the lease origination. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense. For a finance lease, initial direct costs are capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on the straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected. Accounts receivable is stated at its estimated net realizable value. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on the straight-line basis.

The Investment Manager has an investment committee that approves each new investment transaction. As part of this process, the investment committee determines the residual value, if any, to be used once the investment has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumes, among other things, that the asset will be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Equipment Notes Receivable - Equipment notes receivable are reported in the Partnership’s balance sheets as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the Partnership’s balance sheets. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Asset Impairments - The significant assets in the Partnership’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.

Cost method of accounting – The Partnership records its investment in Delta at cost. Under the cost method of accounting for investments, dividends are the basis for recognition by an investor of earnings from an investment. The Partnership recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. The net accumulated earnings of the investee subsequent to the date of investment are recognized by the Partnership only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. Delta recognized approximately $676,080 in investment income for its ownership of the participation agreement in the cargo ship portfolio. The Partnership consolidates the activity of Delta for financial reporting purposes.

Equity method of accounting - The Partnership records its investment in Echo and Echo II using the equity method since the Partnership owns a 20% investment in each of the entities. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting.

Depreciation – The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the Partnership’s estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for the Partnership on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Partnership is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for the Partnership on its fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Partnership’s consolidated financial statements.

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

At March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At September 30, 2014 and December 31, 2013, the Partnership has a remaining balance on the note receivable from its Investment Manager of $286,979 and $368,200, respectively, which is included in the accompanying condensed consolidated balance sheets.

For the three months ended September 30, 2014 and 2013, the Partnership paid the Investment Manager $141,677, respectively, which is included in Management fees – Investment Manager in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, the Partnership paid the Investment Manager $425,031 and $463,354, respectively which is included in Management fees – Investment Manager in the accompanying condensed consolidated statements of operations.

The Partnership paid SQN Securities LLC (“Securities”), an affiliate, a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. For the three months ended September 30, 2014 and 2013, Securities was paid distribution expenses of $0 and $108,120, respectively, which is included in distribution expenses in the condensed consolidated statement of changes in partners’ equity. For the nine months ended September 30, 2014 and 2013, Securities was paid distribution expenses of $0 and $108,120, respectively, which is included in distribution expenses in the condensed consolidated statement of changes in partners’ equity.

The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

4.	SQN Bravo LLC

On June 19, 2013, the Partnership sold certain assets along with their related rental streams to a newly formed special purpose entity, SQN Bravo LLC. On the same date, the Partnership made an equity investment in Bravo. The Partnership’s Investment Manager determined that this was in the Partnership’s best interests due to the following factors: (i) the Partnership was able to leverage investments through debt at rates less than the corresponding leased equipment were earning and (ii) the Partnership was able to use the proceeds to make additional lease investments at higher rates of return.

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (“Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 5), (ii) $1,937,636 in equipment subject to operating leases (See Note 6) and (iii) $2,500,000 in residual value investments in equipment on lease (See Note 7). In addition, the Partnership sold various leased assets with a net book value of $4,137,073 to Bravo. During the nine months ended September 30, 2014, the Partnership increased its equity investment in Bravo to a total of $7,594,017, comprised of $3,217,293 for equipment lease transactions and $470,000 for equipment notes receivable.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its financial statements and results of operations.

5.	Investments in Finance Leases

At September 30, 2014 and December 31, 2013, net investments in finance leases consisted of the following:

	September 30, 2014 (unaudited)	December 31, 2013
Minimum rents receivable	$16,901,430	$7,255,160
Estimated unguaranteed residual value	1,452,872	535,324
Unearned income	(5,310,002)	(1,639,574)

	$13,044,300	$6,150,910

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganism’s breakdown biodegradable materials and produces a biogas which can be used to generate electricity.

During the period, the Partnership granted a rental holiday to BioWayste upon their request in order to allow the company to fund some modifications to the system that will ultimately improve the efficiency and energy production and therefore increases revenue and the amount of government subsidies in which the Partnership has a 25% share. As of September 30, 2014, the outstanding balance of this net investment in finance lease is $622,486.

2014 Transactions are summarized as follows:

Wind Turbine

On January 24, 2014, the Partnership entered into entered into a new finance lease transaction for a wind turbine in Northern Ireland for £490,280 ($809,845 applying exchange rates at January 24, 2014). The finance lease requires 25 quarterly payments, in arrears, of £27,728 ($45,799 applying exchange rates at January 24, 2014). On July 31, 2014, the Partnership sold this lease to Summit Asset Management Limited (“SAM”) for total cash proceeds of £506,882 ($858,100 applying exchange rates at July 31, 2014). The net book value of the lease at the time of sale was $789,038 and the Partnership recognized a gain of $69,062.

Anaerobic Digestion Plant

In April 2014, the construction of the Anaerobic Digestion Plant, which was part of the Bravo transaction, was completed and the project concluded the pre-lease stage. On May 1, 2014 the second stage began with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. In May 2014, because Bravo was consolidated, the Partnership reclassified the equipment note receivable recorded for the pre-lease stage as a direct finance lease. The finance lease requires 9 monthly payments, in arrears, of £47,520 ($79,558 using the exchange rate at May 31, 2014) and 75 monthly payments, in arrears, of £106,500 ($178,302 using the exchange rate at May 31, 2014). The lease has a four years extension option which requires 48 monthly payments of £12,489 ($20,909 using the exchange rate at May 31, 2014).

At September 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending September 30,
2015	$126,000	$3,491,096	$3,617,096
2016	126,000	2,882,528	3,008,528
2017	126,000	2,655,563	2,781,563
2018	63,000	2,655,563	2,718,563
2019	—	2,176,683	2,176,683
Thereafter	—	2,598,997	2,598,997

	$441,000	$16,460,430	$16,901,430

(1) Converted to U.S. Dollars at September 30, 2014 exchange rate

For the three months ended September 30, 2014 and 2013, the Partnership incurred a foreign currency transaction (gain) loss on its various investments in finance leases of $797,906 and $(400,893), respectively. All amounts are included in foreign currency transaction gain in the accompanying condensed consolidated statements of operations.

For the nine months ended September 30, 2014 and 2013, the Partnership incurred a foreign currency transaction (gain) loss on its various investments in finance leases of $338,080 and $93,818, respectively. All amounts are included in foreign currency transaction gain in the accompanying condensed consolidated statements of operations.

6.	Investment in Equipment Subject to Operating Leases

At September 30, 2014 and December 31, 2013, investments in equipment subject to operating leases consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
Plastic bulk storage containers	$1,469,030	$1,963,494
Aircraft rotables	339,700	1,665,700
Computer equipment	—	129,385
Furniture and fixtures	332,236	273,050
Accumulated depreciation	(598,925)	(483,306)

	$1,542,041	$3,548,323

Depreciation expense was $115,116 and $135,933 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $352,145 and $230,937 for the nine months ended September 30, 2014 and 2013, respectively.

Reusable Plastic Bulk Storage Containers - Participation

On March 30, 2012, the Partnership entered into an agreement to purchase, from an entity controlled by SAM (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the lesee of the containers entered into a 3 year extension agreement. The Investment Manager tested this investment and determined that it is an operating lease. The terms of the lease require three annual payments in the amount of approximately $471,000 ($2,610,000 multiplied by Partnership’s interest). On June 23, 2014 the Partnership purchased an additional approximate 3% of the residual value interest from the Selling Entity at the net book value, for $101,858. The transaction increased Partnership’s interest in this investment to approximately 20.5%. The lease generated approximately $117,972 and $353,916 of rental income for the three and nine months ended September 30, 2014, respectively.

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

Reusable Plastic Bulk Storage Containers

On April 4, 2013, the Partnership sold 5,000 of the reusable plastic bulk storage containers to the lessee. The sale price was determined based upon the buy-out calculation in the lease agreement to be $508,725. The Partnership received cash proceeds of $360,137, net of a refund of the security deposit payable totaling $148,588. The remaining storage containers under this operating lease were sold by the Partnership to Bravo on June 19, 2013. In January 2014, the lessee purchased the remaining 5,000 containers from Bravo for $451,870 which resulted in a full payout of the lease. Bravo received cash proceeds of $303,282, net of a refund of the security deposit payable totaling $148,588. The net book value of these containers at the time of sale was $465,875 which resulted in the Partnership recognizing a loss of $14,005.

At September 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending September 30,
2015	$490,913	$170,623	$661,537
2016	233,856	—	233,856
2017	138,000	—	138,600

	$863,369	$170,623	$1,033,992

(1) Converted to U.S. Dollars at September 30, 2014 exchange rate.

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

9.	Equipment Notes Receivable

At September 30, 2014 and December 31, 2013, investments in equipment notes receivable consisted of the following:

Equipment Description	Maturity Date	Interest Rate	September 30, 2014 (unaudited)	December 31, 2013
Hydro-electric generating plant	10/31/22	12.00%	$2,337,650	$2,445,305
Hydro-electric generating plant	04/04/15	12.00%	2,132,036	4,194,759
Anaerobic digestion equipment	(1)	(1)	—	7,909,395
Manufacturing equipment and inventory	03/04/15	12.00%	1,222,000	—

			$5,691,686	$14,549,459

(1) - Lease entered its second stage and was reclassified to finance lease (Note 5).

Hydro-electric generating plant – Northern Ireland

On April 4, 2013, the Partnership entered into an equipment note receivable (the “Note”) for £1,440,000 ($2,196,440 applying exchange rates at April 15, 2013) with a special purpose entity controlled by SAM. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland, as collateral for the Note. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note were used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. The borrower’s parent company has guaranteed the full amount of the Note.

Hydro-electric generating plant – Windsor, England

On October 31, 2011, the Partnership entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by SAM. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England, as collateral for the Instrument. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and is guaranteed in full by the borrower’s parent company. During the year ended December 31, 2013, the Partnership advanced an additional £250,000 ($386,935 applying exchange rates at various dates during the period), under the Instrument, which provided further financing for the hydro-electric generating plant located on the Romney Weir in Windsor, England.

During the nine months ended September 30, 2014, the borrower refinanced a portion of the notes with an unrelated lender. As part of the refinancing, the Partnership subordinated its debt to this lender and became a junior lender to this senior lender until the senior loan is repaid in full. After refinancing, the principal balance on the books was reduced to £1,390,564 ($2,140,862 using the exchange rate on the date of the transaction). The instrument continues accruing interest at 12.0% per year.

Anaerobic Digestion Plant

In September 2013, Bravo entered into an equipment note receivable agreement with an unrelated third party to advance up to £6,000,000 to provide financing for equipment in relation to an anaerobic digestion plant. From September 2013 through February 2014, Bravo funded £5,470,000 ($8,940,576 using exchange rates on various dates) of that amount, with the remainder to be funded on a future date. The initial funding of £1,993,860 ($3,217,293 using the exchange rate on September 30, 2013) was made by the Partnership and increased the Partnership’s interest in its investment in Bravo. The Anaerobic Digestion project is in two stages. The first is the pre-lease stage when Bravo finances the construction of the plant according to certain milestones that get certified by an independent party. Bravo charged 1% interest per month for that stage. When the plant is constructed and produces a predetermined amount of energy, the second stage begins with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. On May 1, 2014, the lease stage of the project began at which point the equipment note receivable was tested and reclassified as a direct finance lease. In June 2014, Bravo funded an additional £265,000 ($451,242 using the exchange rate on June 30, 2014). The remaining balance of £265,000 (approximately $493,509) that has yet to be advanced is included as Other liability on the condensed consolidated balance sheets at September 30, 2014.

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with the Partnership and an unrelated lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note is charged at a rate of 12% per annum and interest is payable in twelve installments of $11,750 each. The note matures on March 4, 2015 and the principal balance due shall be paid in one lump sum. The note is secured by the equipment and inventory of the borrower. The Partnership advanced $470,000 to Bravo to fund the transaction. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments. As of September 30, 2014, the outstanding balance of principal and interest is $1,222,000.

10.	Investment in Participation Interests

On October 9, 2013, the Partnership formed a special purpose entity SQN Delta LLC, a Limited Liability Company registered in the state of Delaware which is 100% owned by the Partnership. The sole purpose of Delta was to acquire an $8,540,000 interest in two, less than 1 year old, bulk carrier vessels. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. In accordance with the participation agreement, Delta has the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. The Partnership incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired. In addition to the above loan, the Partnership contributed $4,000,000 to Delta which is consolidated in the accompanying condensed financial statements.

The investment is accounted for using the cost method whereas the Partnership will adjust its carrying value in the investment according to the allocation of earnings less distributions made. In conjunction with this transaction, the Partnership recorded a purchase discount of $340,000 which was recorded as a deferred gain on the accompanying financial statements. The gain is amortized over the expected term of the investment and recorded as income. As of September 30, 2014, the deferred gain was $296,512.

11.	Investment in SQN Echo, LLC

On December 6, 2013, the Partnership formed SQN Echo, LLC, a joint venture with an affiliate, SQN AIF IV, LP to purchase a junior collaterized participation in two portfolios of various equipment leases. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse debt. The Partnership originally contributed $550,000 to purchase a 20% share of Echo. In February 2014, the Partnership funded an additional $120,000 into Echo ($480,000 by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. Since the Partnership owns 20% of Echo and exercises significant influence, the Partnership accounts for its investment using the equity method. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder.

12.	Investment in SQN Echo II, LLC

On March 26, 2014, the Partnership formed SQN Echo II, LLC, a joint venture with an affiliate, SQN AIF IV, LP to purchase a junior collaterized participation in two portfolios of various equipment leases. Echo II paid approximately $10,420,000 in cash and assumed approximately $11,450,000 in non-recourse debt. The Partnership originally contributed $200,000 to purchase a 20% share of Echo II. In June 2014, the Partnership funded an additional $150,000 into Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. Since the Partnership owns 20% of Echo II and exercises significant influence, the Partnership accounts for its investment using the equity method. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $21,900,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder.

13.	Other Assets

Other assets account balance includes $1,290,120 and $2,500,000 of several leases that were transferred from operating lease and residual value lease investments due to lease terms expiring during first nine months ended September 30, 2014. During the nine months ended September 30, 2014, the Partnership sold parts of these leases to unrelated third parties for total cash proceeds of $182,000, net of a refund of the security deposit payable totaling $171,000. The net book value of these parts at the time of sale was $215,488 which resulted in the Partnership recognizing a gain of $137,512. In addition, in December 2013 the partnership funded £500,000 ($824,400 using the exchange rate on December 31, 2013) to an escrow account for a lease that has not been executed as of September 30, 2014.

14.	Non-recourse Loans Payable

On June 19, 2013, Bravo borrowed $5,860,085 from a lender with interest on this loan accruing at 7.75% per annum. The majority of the proceeds were used to acquire various types of leased assets. Bravo entered into a financing agreement with the lender and had the ability to borrow additional amounts, at monthly intervals, between July 2013 and March 2014 which cumulatively total $9,130,085. The lender made additional advances to Bravo in the amount of $1,200,000 on November 19, 2013 and $2,070,000 on December 12, 2013. During the three months ended March 31, 2014, Bravo borrowed an additional $705,000 from the same lender as noted above. At September 30, 2014 and December 31, 2013, the unpaid principal balance of the loan is $7,380,553 and $9,039,373, respectively. Interest paid on the loan during the three and nine months ended September 30, 2014 amounted to $174,667 and $524,127, respectively. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The lender has the right to receive 100% of the cash proceeds from all of the leased assets, including the leased assets sold by the Partnership to Bravo, until the loan is repaid in full. Beginning July 31, 2013 and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

In September 2013, the Partnership sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage containers in which the Partnership had an 18.08% participation interest. The net proceeds to the Partnership on the non-recourse sale of receivables were approximately $1,400,000. The receivable sale note accrues interest at 8.5% per annum with expected maturity date of July 31, 2016. The outstanding principal balance at September 30, 2014 and December 31, 2013 was $520,288 and $992,176, respectively.

On October 29, 2013, the Partnership, through Delta, borrowed $4,200,000 in the form of a senior participation from the same lender as the above loans. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. The outstanding principal balance at September 30, 2014 and December 31, 2013 was $3,822,333 and $3,990,350, respectively.

15.	Fair Value Measurements

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

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses and, approximate fair value.

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

	September 30, 2014 (unaudited)		December 31, 2013
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)

Assets:
Convertible promissory note, including accrued interest	$1,392,857	$1,360,259	$1,435,714	$1,309,306

Equipment notes receivable, including accrued interest	$5,691,686	$5,473,873	$14,549,459	$14,170,652

Liabilities:
Loans payable, including accrued interest	$11,811,567	$11,587,776	$14,049,411	$14,641,382

The following is a reconciliation of the beginning and ending balances for assets and liabilities calculated at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014.

	Convertible Promissory Note	Equipment Notes Receivable	Loans Payable
Estimated Fair Value, January 1, 2014	$1,309,306	$14,170,652	$14,641,382

Total gains (losses) included in earnings:
Interest income	106,393	830,813	—
Interest expense	—	—	(912,000)
Foreign currency gain	—	77,083	—

Repayment of notes and accrued interest	(42,857)	(2,357,777)	(3,854,845)

Unrealized appreciation (depreciation)	(12,583)	(461,509)	1,008,239

Reclassification to finance lease	—	(9,100,449)	—

Issuance of additional notes	—	2,315,060	705,000

Estimated fair value, September 30, 2014	$1,360,259	$5,473,873	$11,587,776

16.	Business Concentrations

For the nine months ended September 30, 2014, the Partnership had two lessees which accounted for approximately 44% and 25% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2013, the Partnership had four lessees which accounted for approximately 90% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2014, the Partnership had two lessees which accounted for approximately 65% and 19% of the Partnership’s income derived from operating leases. For the nine months ended September 30, 2013, the Partnership had two lessees which accounted for approximately 41% of the Partnership’s income derived from operating leases. For the nine months ended September 30, 2014, the Partnership had four loans which accounted for approximately 28%, 23%, 22% and 12% of the Partnership’s interest income.

At September 30, 2014, the Partnership had two lessees which accounted for approximately 75% and 17% of the Partnership’s investment in finance leases. At September 30, 2013, the Partnership had four lessees which accounted for approximately 81% of the Partnership’s investment in finance leases. At September 30, 2014, the Partnership had three lessees which accounted for approximately 71%, 17% and 12% of the Partnership’s investment in operating leases. At September 30, 2013, the Partnership had four lessees which accounted for approximately 95% of the Partnership’s investment in operating leases. At September 30, 2014, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases At September 30, 2013, the Partnership had two lessees which accounted for 100% of the Partnership’s investment in residual value leases. At September 30, 2014, the Partnership had three lessees which accounted for approximately 41%, 38% and 22% of the Partnership’s investment in equipment notes receivable.

At September 30, 2014 and 2013, the Partnership’s convertible promissory note receivable was from a single debtor and the Partnership’s equipment notes receivable was from three debtors.

For the nine months ended September, 2014 and 2013, 64% and 61%, respectively, of the equipment leasing and financing transactions the Partnership entered into were originated by SAM. The Partnership paid a total of $3,453,875 and $17,214,426, respectively, to acquire these equipment leases and financing transactions.

As of September 30, 2014 and December 31, 2013, the outstanding loans payable of $11,811,567 and $14,049,411 were from one lender.

17.	Geographic Information

Geographic information for revenue for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30, 2014
Revenue:	United States	Europe	Australia	Total
Rental income	$123,251	$41,309	$11,330	$175,890
Finance income	$—	$410,202	$—	$410,202
Gain on sale of assets	$137,513	$223,197	$—	$360,710
Investment income	$115,062	$225,360	$—	$340,422
Interest income	$68,473	$151,870	$—	$220,343

Three Months Ended September 30, 2013
Revenue:	United States	Europe	Australia	Total
Rental income	$79,482	$87,137	$11,330	$177,949
Finance income	$—	$261,813	$—	$261,813
Gain on sale of assets	$34,931	$54,505	$—	$89,436
Investment income	$—	$—	$—	$—
Interest income	$56,902	$249,765	$—	$306,667

Geographic information for revenue for the nine months ended September 30, 2014 and 2013 was as follows:

Nine Months Ended September 30, 2014
Revenue:	United States	Europe	Australia	Total
Rental income	$391,637	$123,342	$33,989	$548,968
Finance income	$—	$1,065,632	$—	$1,065,632
Gain on sale of assets	$123,508	$223,197	$—	$346,705
Investment income	$171,627	$676,081	$—	$847,708
Interest income	$179,032	$739,217	$—	$918,249

Nine Months Ended September 30, 2013
Revenue:	United States	Europe	Australia	Total
Rental income	$198,438	$108,924	$15,106	$322,468
Finance income	$9,344	$793,459	$—	$802,803
Gain on sale of assets	$21,873	$54,505	$—	$76,378
Investment income	$—	$—	$—	$—
Interest income	$144,897	$513,482	$—	$658,379

Geographic information for long-lived assets at September 30, 2014 and December 31, 2013 was as follows:

September 30, 2014
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$361,465	$12,682,835	$—	$13,044,300
Investments in equipment subject to operating leases, net	$1,098,362	$180,088	$263,591	$1,542,041
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,392,857	$—	$—	$1,392,857
Equipment notes receivable, including accrued interest	$1,222,000	$4,469,686	$—	$5,691,686

December 31, 2013
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$420,968	$5,729,942	$—	$6,150,910
Investments in equipment subject to operating leases, net	$2,975,362	$257,040	$315,921	$3,548,323
Residual value investment equipment on lease	$—	$3,134,702	$—	$3,134,702
Convertible promissory note	$1,435,714	$—	$—	$1,435,714
Equipment notes receivable, including accrued interest	$—	$14,549,459	$—	$14,549,459

18.

Subsequent Events

Subsequent to September 30, 2014, the Partnership paid a semi-annual distribution to its limited partners at a rate of 3.5% per annum. This distribution rate reflects an increase of 0.5% per annum above the targeted distribution rate of 3.0% per annum.

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

We commenced our Operating Period on June 29, 2011 with our first equipment transaction. During the Operating Period, we will invest most of the net offering proceeds in items of equipment that are subject to leases, equipment financing transactions, and residual ownership rights in leased equipment. After the net offering proceeds are invested, additional investments will be made with the cash proceeds generated from our initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner is called “reinvestment.” After the termination of our Operating Period, we will sell our assets in the ordinary course of business, a time frame called the Liquidation Period. The Liquidation Period started on June 29, 2014 and is expected to last approximately four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

Recent Significant Transactions

Investment in SQN Echo LLC

On December 6, 2013, we formed SQN Echo, LLC, a joint venture with an affiliate, SQN AIF IV, LP to purchase a junior collateralized participation in two portfolios of various equipment leases. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in existing debt due to various financial institutions. We originally contributed $550,000 to purchase a 20% share of Echo. In February 2014, we funded an additional $120,000 into Echo (at the same time an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and to reduce the interest rate. Since we own 20% of Echo and we exercise significant influence, we account for our investment using the equity method. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder.

Investment in SQN Echo II LLC

On March 26, 2014, we formed SQN Echo II, LLC, a joint venture with an affiliate, SQN AIF IV, LP to purchase a junior collateralized participation in portfolios of various equipment leases. Echo II paid approximately $10,420,000 in cash and assumed approximately $11,450,000 in non-recourse debt. We originally contributed $200,000 to purchase a 20% share of Echo II. In June 2014, we funded an additional $150,000 into Echo (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. Since we own 20% of Echo II and exercises significant influence, we account for our investment using the equity method. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $21,900,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder.

SQN Delta LLC

During October 2013, we formed a special purpose entity, SQN Delta, LLC, a Limited Liability Company registered in the state of Delaware which is 100% owned by us. On October 25, 2013, Delta entered into a participation agreement with unrelated third parties for the purchase of an approximate $8,540,000 ownership interest in two, less than 1 year old, bulk carrier vessels. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. In accordance with the participation agreement, we have the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. We incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired. In addition to the above loan, we contributed $4,000,000 to Delta to complete the investment.

The investment is accounted for using the cost method whereas we will adjust the basis in our investment according to the allocation of earnings less distributions made. In conjunction with this transaction, we recorded a purchase discount of $340,000 which was recorded as a deferred gain and is amortized over the expected term of the investment and will be recorded as income.

Anaerobic Digestion Plant

On May 1, 2014, the lease stage of the project began at which point the equipment note receivable was tested and reclassified as a direct finance lease. At that time, the loan for the equipment was transferred from us to Bravo. In June 2014, Bravo funded an additional £265,000 ($451,242 using the exchange rate on June 30, 2014). The remaining balance of £265,000 (approximately $493,509) that has yet to be advanced is included as other liability on our condensed consolidated balance sheets at September 30, 2014.

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

Cost method of accounting

We record our investment in Delta at cost. Under the cost method of accounting for investments, dividends are the basis for recognition by an investor of earnings from an investment. We recognize as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. The net accumulated earnings of the investee subsequent to the date of investment are recognized by us only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. Delta recognized approximately $676,080 in investment income for its ownership of the participation agreement in the cargo ship portfolio. We consolidate the activity of Delta for financial reporting purposes.

Equity method of accounting

We record our investment in Echo and Echo II using the equity method since we own a 20% investment in each of the entities. According to generally accepted accounting principles, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

Results of Operations for the three months ended September 30, 2014 (the “2014 Quarter”) compared to the three months ended September 30, 2013 (the “2013 Quarter”)

Our revenue for the 2014 Quarter compared to the 2013 Quarter is summarized as follows:

	Three Months Ended September 30,
	2014	2013
Revenue:
Rental income	$175,890	$177,949
Finance income	410,202	261,813
Gain on sale of assets	360,710	89,436
Investment income	340,422	—
Interest income	220,343	306,667

Total Revenue	$1,507,567	$835,865

For the 2014 Quarter we earned total revenue of $1,507,567 which is an increase of approximately $672,000 from our 2013 Quarter. The increase in total revenue was due to an increase in finance income of approximately $148,000, an increase in income from investments of approximately $340,000 and an increase in gain on sale of assets of approximately $272,000 offset by a decrease in interest income of approximately $86,000. The increase in finance income and the offsetting decrease in interest income is primarily due to the reclassification of the lease for the anaerobic digestion plant from equipment notes receivable to direct finance lease. The increase in income from investments is a result of the income we earned from our investments in participation interests related to Delta and our investments in Echo and Echo II.

For the 2013 Quarter, we earned total revenue of $835,865 due principally to the following factors: (i) for the 2013 Quarter we earned finance income from twelve lessees, (ii) rental income from five lessees, and (iii) we also earned interest income during the 2013 Quarter of $306,667 which was substantially due to our providing financing to several new projects and providing additional funding to a previously existing project. During the 2013 Quarter we provided financing for two projects, a hydro-electric generating plant and a construction loan for modular accommodations, both located in the United Kingdom. During the 2013 Quarter we earned interest income from these projects totaling $148,917. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom. For the 2013 Quarter we also earned interest income from a convertible promissory note totaling $38,036 and from a note receivable from our Investment Manager totaling $10,187. Total revenue during the 2013 Quarter included revenue from Bravo of $177,949 from rental income and $156,437 from finance income.

Our expenses for the 2014 Quarter compared to the 2013 Quarter are summarized as follows:

	Three Months Ended September 30,
	2014	2013
Expenses:
Management fees - Investment Manager	$141,677	$141,677
Depreciation and amortization	127,354	169,519
Professional fees	57,582	44,867
Administration expense	32,132	5,818
Acquisition costs	—	750
Other expenses	5,059	8,852
Interest expense	296,210	113,248
Foreign currency transaction (gains) losses	1,125,846	(1,035,957)

Total Expenses	$1,785,860	$(551,226)

During the 2014 Quarter, we incurred total expenses of $660,014, excluding a foreign currency transaction loss of $1,125,846, versus total expenses of $484,731for the 2013 Quarter which excluded a foreign currency transaction gain of $1,035,957. The primary reason for the increase of approximately $175,000 from the 2013 Quarter was due to the increases in professional fees and interest expense offset by a decrease in depreciation and amortization. The increase in professional fees is attributable to the increase in fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. Interest expense increased significantly compared to the 2013 Quarter due to the addition of the non-recourse loans payable. The above increases were increased by the change in foreign currency as discussed below.

For the 2014 Quarter we generated foreign currency transaction losses of $1,125,846 which were incurred as follows: (i) approximately $1,092,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 4.6% during the 2014 Quarter. For the 2013 Quarter we generated a foreign currency transaction gain of $1,035,957 which were earned as follows: (i) $280,491 related directly to our equipment leasing transactions and project financing in the United Kingdom and Scotland and (ii) $119,157 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 6.1% during the 2013 Quarter. We do not currently, and we have no plans in the future to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated a net loss for the 2014 Quarter of $278,293 compared to net income for the 2013 Quarter of $1,387,091.

Results of Operations for the nine months ended September 30, 2014 (the “2014 Period”) compared to the nine months ended September 30, 2013 (the “2013 Period”)

Our revenue for the 2014 Period compared to the 2013 Period is summarized as follows:

	Nine Months Ended September 30,
	2014	2013
Revenue:
Rental income	$548,968	$322,468
Finance income	1,065,632	802,803
Gain on sale of assets	346,705	76,378
Investment income	847,708	—
Interest income	918,249	658,379
Total Revenue	$3,727,262	$1,860,028

For the 2014 Period, we earned total revenue of $3,727,262, which is an increase of approximately $1,867,000 from our 2013 Period. The increase in total revenue was due to an increase in rental income of approximately $227,000, an increase in finance income of approximately $263,000, an increase in income from investments of approximately $848,000, an increase in gain on sale of assets of approximately $270,000 and an increase in interest income of approximately $259,000. The increase in rental income is primarily attributable to the renewed lease agreement for the reusable plastic storage containers. The increase in finance income is primarily due to the reclassification of the lease for the anaerobic digestion plant from equipment notes receivable to direct finance lease. The increase in income from investments is a result of the income we earned from our investments in participation interests related to Delta and our investments in Echo and Echo II. The increase in interest income is due to several factors, the most significant was the addition of the note receivable in relation to the anaerobic digestion plant in the 2014 Period. We also earned interest from a convertible promissory note and from equipment leases.

For the 2013 Period, we earned total revenue of $1,860,028 due principally to the following factors: (i) we earned finance income from twelve lessees, (ii) rental income from five lessees, and (iii) interest income of approximately $658,000 which was substantially due to our providing financing to several new projects and providing additional funding to a previously existing project. During the 2013 Period, we provided financing for two projects, a hydro-electric generating plant and a construction loan for modular accommodations, both located in the United Kingdom. We earned interest income from these projects totaling approximately $229,000. We have also provided additional financing to an ongoing project for a hydro-electric generation plant in the United Kingdom. Total revenue during the 2013 Quarter included revenue from Bravo of approximately $230,000 and $212,000, respectively from rental income and from finance income.

Our expenses for the 2014 Period compared to the 2013 Period are summarized as follows:

	Nine Months Ended September 30,
	2014	2013
Expenses:
Management fees - Investment Manager	$425,031	$463,354
Depreciation and amortization	385,663	349,789
Professional fees	340,547	148,777
Administration expense	45,678	28,832
Acquisition costs	—	12,488
Other expenses	36,238	13,896
Interest expense	912,001	129,423
Foreign currency transaction (gains) losses	348,924	(267,272)

Total Expenses	$2,494,082	$879,287

During the 2014 Period, we incurred total expenses of $2,145,158, excluding a foreign currency transaction loss of $348,924, versus total expenses of $1,146,559 for the 2013 Period which excluded a foreign currency transaction gain of $267,272. The primary reason for the increase was due to the increases in depreciation and amortization, professional fees and interest expense. The increase in professional fees from the 2013 Period is attributable to the increase in fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. Interest expense increased significantly compared to the 2013 Period due to the addition of the non-recourse loans payable. These increases were offset by a decrease in fees paid to our Investment Manager.

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

For the 2014 Period, we generated foreign currency transaction losses of $348,924 which were incurred as follows: (i) approximately $302,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) approximately 47,000 related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 3.3% during the 2014 Period. For the 2013 Period we generated foreign currency transaction gains of $267,272 which were earned as follows: (i) approximately $187,000 related directly to our equipment leasing transactions and project financing in the United Kingdom and Scotland and (ii) approximately $80,000 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased less than 1% during the 2013 Period. We do not currently, and we have no plans in the future to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income (Loss)

As a result of the factors discussed above we incurred a net income for the 2014 Period of $1,233,180 compared to net income for the 2013 Period of $980,741.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$5,269,751	$1,220,612
Investing activities	$(530,765)	$(11,527,843)
Financing activities	$(3,049,138)	$10,480,867

Sources of Liquidity

We are currently in our Liquidation Period. The Liquidation Period is the time-frame in which we sell equipment under lease in the normal course of business. During this time period we anticipate that a substantial portion of our cash out-flows will be from operating activities and the majority of our cash in-flows are expected to be from operating and investing activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our Limited Partners, general and administrative expenses, interest on the Partnership’s, Bravo’s and Delta’s non-recourse loan payable and fees paid to our Investment Manager.

Operating Activities

During 2014, we generated cash in-flows from operating activities of $5,269,751. This was principally due to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of $2,128,886 from our finance leases and cash of $1,781,568 from our equipment notes receivable during the 2014 Period. The majority of our leases are payable in British Pound Sterling, therefore future cash in-flows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash in-flows were offset by various non-cash deductions which totaled approximately $1,584,000 and consisted of finance income, investment income, and gain on sale of assets. These non-cash deductions were offset by a non-cash increase of $862,000 which represented depreciation and amortization, accrued interest income, and unrealized foreign currency transaction losses. We anticipate that we will continue to generate net cash in-flows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

Cash provided by operating activities for the 2013 Period was $1,220,612 and was primarily driven by the following factors: (i) we received rental payments from our finance leases totaling $802,803 (ii) we received rental payments from our operating leases totaling $490,684 and (iii) we had a net increase in non-cash activities totaling $620,647. This net increase in non-cash activities is comprised of both increases and decreases. We had increases from our unrealized foreign currency transaction gain of $186,673 and depreciation and amortization of $349,787. In addition, we had increases in finance income of $446,244. We generated net income of $980,741, which increased cash from operations for the 2013 Period.

Investing Activities

Cash used in investing activities for the 2014 Period was $530,765. The two largest cash outflows of $1,754,596 were for the purchase of finance leases and $2,315,060 for the purchase of equipment notes receivable during the 2014 Period. As noted above, we invested an additional $120,000 in a junior partnership interest in Echo, we invested $350,000 in a junior partnership interest in Echo II and we invested $640,500 in a participation interest in Delta. These outflows were offset by $2,875,702 proceeds received from sale of leased assets, the receipt of $1,362,838 for the repayment of an outstanding note receivable and $42,857 for principal payments received on convertible notes. We anticipate generating cash in-flows during the Liquidation Period as we sell our various equipment leases.

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

Financings and Borrowings

Cash used by financing activities was $3,049,138 for the 2014 Period. During the 2014 Period, Bravo borrowed $705,000 from an unrelated lender. The proceeds were utilized to enter into an agreement with the Partnership and the unrelated lender for a note receivable issued to a borrower. In addition, we collected $81,221 from a note receivable with our Investment Manager. Offsetting these increases were cash out-flows of approximately $3,003,725 for principal payments on the loans payable and approximately $832,000 for distributions to our Limited Partners.

Cash provided by financing activities was $10,480,867 for the 2013 Period. During the 2013 Period we raised $5,506,000 in capital contributions from the admittance of 50 additional Limited Partners which included $100,000 capital contribution from our Investment Manager. During the 2013 Period, Bravo borrowed $5,860,085 from an unrelated lender. The majority of the proceeds were used by Bravo to acquire leased assets from Fund II. Offsetting these increases were cash out-flows for distribution expenses paid to Securities of $108,120, distributions paid to our Limited Partners of $698,638 and redemption of our Units of $100,000. We concluded our Offering Period on March 15, 2013 and believe going forward we will generate cash out-flows primarily from distributions paid to our Limited Partners.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after the our initial closing which occurred on May 2, 2011. We expect to make distributions to our Limited Partner’s through the Operating Period. During the nine months ended September 30, 2014, we made approximately $832,000 of distributions to our Limited Partners. We did not make a cash distribution to the General Partner during the nine months ended September 30, 2014; however, we accrued approximately $23,600 for distributions due to the General Partner at September 30, 2014. On November 1, 2014, we paid a semi-annual distribution to our limited partners at a rate of 3.5% per annum. This distribution rate reflects an increase of 0.5% per annum above the targeted distribution rate of 3.0% per annum.

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

Off-Balance Sheet Transactions

None.

Contractual Obligations

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after the our initial closing which occurred on May 2, 2011. We expect to make distributions to our Limited Partner’s through the Liquidation Period.

Subsequent Events

On November 1, 2014, we paid a semi-annual distribution to our limited partners at a rate of 3.5% per annum. This distribution rate reflects an increase of 0.5% per annum above the targeted distribution rate of 3.0% per annum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated March 31, 2014.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2014, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

During the quarter ended September 30, 2014, the Partnership engaged CFO Squad LLC (“CFO Squad”), an outsourced financial reporting firm to accommodate the firm’s continued growth and to leverage a deeper base of experience from multiple professionals in public company reporting, GAAP and tax accounting, financial modeling and general audit preparation services. CFO Squad assumed the duties of Brio Financial Group. Other than the engagement of CFO Squad, there were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

During the Offering Period we paid organizational and offering expenses totaling $999,119 and distribution expense to SQN Securities, LLC totaling $555,222. Due to our not achieving certain equity raising milestones during the Offering Period our General Partner and/or the Investment Manager are required to reimburse us organizational and offering expenses of $441,897. At March 15, 2013, organizational and offering expenses were limited to $557,222 or 2% of total equity raised.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safely Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

November 13, 2014

/s/	Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)