Form 10-K
period 2014-12-31
SQN Alternative Investment Fund III, L.P.
filed 2015-03-31
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Number of outstanding units of limited partnership interests of the registrant on March 31, 2015 was 27,721.10.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Alternative Investment Fund III L.P.

Annual Report on Form 10-K for Year Ended December 31, 2014

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

The General Partner of the Partnership is SQN AIF III GP, LLC (the “General Partner”), a wholly-owned subsidiary of our Investment Manager, SQN Capital Management, LLC (the “Investment Manager”). Both the Partnership’s General Partner and the Partnership’s Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

On January 19, 2015, the Investment Manager, through a wholly-owned subsidiary, entered into an agreement to acquire the leasing division of Summit Asset Management Limited (“Summit Asset Management”). Upon the acquisition, the Origination and Servicing Agreement between the Investment Manager and Summit Asset Management was terminated. From January 1, 2015, all activities of Summit Asset Management are conducted under SQN Capital Management (UK) Limited (“SQN UK”). Where Summit Asset Management was previously the servicer on transactions sold to us, SQN UK will now act as servicer.

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

Our fund operates under a structure in which we pool the capital invested by our limited partners. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.

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

 The life cycle of our fund is divided into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period was the time-frame in which we raised capital contributions from limited partners through the sale of the Units and ended on March 15, 2013. The Operating Period commenced on the initial closing date of our first equipment lease transaction, which was June 29, 2011, and will last for three years unless it is extended, at the sole discretion of the General Partner for a maximum of two one-year extensions. Our Offering Period and Operating Period overlapped. The Liquidation Period is the period in which we will sell our assets in the ordinary course of business. The Liquidation Period will last four years, unless it is extended, at the sole discretion of the General Partner for a maximum of two one-year extensions.

Our Offering Period commenced on March 17, 2011 and on May 2, 2011, the first business day after April 30, 2011, we admitted 19 Limited Partners with total capital contributions of $1,200,500. From May 3, 2011 through December 31, 2011, we admitted an additional 118 Limited Partners with total capital contributions of $7,250,400. For the year ended December 31, 2012, we admitted an additional 188 limited partners with total capital contributions of $13,904,200. From January 1, 2013 through March 15, 2013, the date the Offering Period concluded, we admitted an additional 50 Limited Partners, including our Investment Manager who invested $100,000 on March 15, 2013, and received additional capital contributions totaling $5,506,000. Due to our not achieving certain equity raising milestones during the Offering Period, our General Partner and/or our Investment Manager are required to reimburse us for organizational and offering expenses of $441,897 previously paid. At March 15, 2013, organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At December 31, 2014, the balance of the note receivable from the Investment Manager to the Partnership was $258,529, which is included as Due from investment manager on the accompanying consolidated financial statements.

SQN Securities, LLC (“Securities”), a Delaware limited liability company and a majority-owned subsidiary of the Investment Manager was the sole selling agent of the Partnership’s units. Securities is a broker-dealer registered with the SEC and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Security Investor Protection Corporation. We paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities also sponsored by the Partnership’s Investment Manager. For the years ended December 31, 2014 and 2013, we paid or accrued to Securities $0 and $108,120 respectively, in distribution expenses. For the years ended December 31, 2014 and 2013, our Investment Manager paid $0 and $1,555 respectively, in organizational and offering expenses on our behalf.

Net offering proceeds to us after deducting organizational and offering expenses and distribution expenses were approximately $26,750,000. See the disclosure under “Recent Significant Transactions” in Item 7 for a discussion of the investments that we have made with our net offering proceeds.

We commenced our Operating Period on June 29, 2011 with our first equipment transaction. During the Operating Period, we invest most of the net offering proceeds in equipment that are subject to leases, equipment financing transactions, and residual ownership rights in leased equipment, as described above. After the net offering proceeds are invested, additional investments will be made with the cash proceeds generated from our initial investments, to the extent that cash is not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner is called “reinvestment.”

We are making, at the sole discretion of the Partnership’s Investment Manager, semi-annual cash distributions to each limited partner computed at 3% (pro-rated to the date of admission for each limited partner) of each limited partner’s capital contribution, beginning six months after the initial closing which occurred on May 2, 2011. The income, losses and distributions are allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each limited partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to the limited partners and 20% to the General Partner.

A limited partner may not redeem their Units without the prior written consent of our General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a limited partner.

At December 31, 2014, we had total assets of $36,272,240. Of this amount, $20,274,523 was for various investments: (i) $12,471,340 related to investments in finance leases and the related initial direct costs (ii) $1,484,789 related to investments in equipment subject to operating leases (iii) $634,702 related to residual value investments in equipment on lease and (ii) $5,683,692 was associated with equipment notes receivable and accrued interest. For the year ended December 31, 2014, two of our lessees’ accounted for approximately 83% of the total rental income and two of the lessees’ accounted for approximately 77% of the total finance income. In addition to the above leases, we also had a convertible promissory note receivable of $1,375,714, an investment in a participation interest of $8,421,915, an equity method investment in SQN Echo LLC of $780,897 and an equity method investment in SQN Echo II LLC of $374,739. For the year ended December 31, 2014, we had net income of $921,267.

At December 31, 2013, we had total assets of $40,497,799. Of this amount, $27,485,487 was for various investments: (i) $6,253,003 related to twelve finance leases and the related initial direct costs (ii) $3,548,323 related to six investments in equipment subject to operating leases (iii) $3,134,702 related to two residual value investments in equipment on lease and (ii) $14,549,459 was associated with three equipment notes receivable and accrued interest. For the year ended December 31, 2013, four of our lessees’ accounted for approximately 74% of our total rental income and two of our lessees’ accounted for approximately 51% of our total finance income. In addition to the above leases, we also had a convertible promissory note receivable of $1,435,714,an investment in a participation interest of $8,421,915 and an equity method investment in SQN Echo LLC of $550,000. For the year ended December 31, 2013, we had net income of $1,742,690.

On June 19, 2013, the Partnership sold certain assets along with their related rental streams to a newly formed special purpose entity, SQN Bravo LLC (“Bravo”). The Partnership’s Investment Manager determined that this was in its best interests due to the following factors: (i) the Partnership was able to leverage investments through debt at rates less than the corresponding leased equipment were earning and (ii) the Partnership was able to use the proceeds to make additional lease investments at higher rates.

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. Bravo also purchased a seasoned portfolio of leased equipment from SQN Alternative Investment Fund II, LLC (“SQN Fund II”), an entity also sponsored by the Partnership’s Investment Manager. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisals. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases, (ii) $1,937,636 in equipment subject to operating leases and (iii) $2,500,000 in residual value investments in equipment on lease. In addition, the Partnership sold various leased assets with a net book value of $4,137,073 to Bravo.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, now has to consolidate Bravo into its financial statements and results of operations.

At December 31, 2014 and 2013, the Partnership’s investment portfolio consisted of the following transactions:

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

We originally purchased an 80% ownership interest in the anaerobic digestion plant during 2012. On June 19, 2013, we sold our 80% interest to Bravo for $749,327.

During the year ended December 31, 2014, we granted a rental holiday to BioWayste upon their request in order to allow the company to fund some modifications to the system that will ultimately improve the efficiency and energy production and therefore increases revenue and the amount of government subsidies in which we have a 25% share.

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

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £72,997 ($115,335 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease, which ended during the year ended December 31, 2014 required quarterly payments of £18,627 ($28,328 applying the exchange rate as of June 30, 2013).

Information Technology Infrastructure Equipment

On June 19, 2013, Bravo purchased a lease for information technology infrastructure equipment located in the United Kingdom from SQN Fund II for £29,448 ($46,528 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be a finance lease. The lease, which ended during the year ended December 31, 2014 required quarterly payments of £6,091 ($9,263 applying the exchange rate as of June 30, 2013).

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

On June 19, 2013, we sold the investment in the submersible vessel to Bravo for $1,361,751. On July 31, 2014 Bravo sold this lease to a third party for total cash proceeds of £725,486 ($1,228,176 applying exchange rates at July 31, 2014). The net book value of the lease at the time of sale was $1,205,566 and we recognized a gain of $22,610.

Medical Equipment

On March 27, 2013, we entered into a transaction classified as a finance lease for medical equipment located in the United States of America for $475,317. The finance lease has a 60 month term, requires monthly payments, in advance, of $10,500 and included a bargain purchase option at the expiration of the lease term. The initial monthly rental payment was paid on March 27, 2013. At March 31, 2013, we accrued a fee to a third party totaling $4,495 which is included in acquisition expense in the accompanying consolidated statements of operations.

On June 19, 2013, we sold the investment in this medical equipment to Bravo for $486,820.

Commercial LED lighting

On February 28, 2013, the Partnership’s Investment Manager entered into a transaction under a Vendor Program, and allocated the transaction to us. The transaction was to finance the installation of an LED lighting system for a community center located in the United Kingdom for £20,941 ($31,677 applying exchange rates at February 28, 2013). This transaction has a lease term of 36 months which commenced upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement, we receive quarterly lease payments, in advance, of £2,055 ($3,109 applying exchange rates at February 28, 2013). After the lease term expires, title to the equipment will pass to the lessee.

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

Wind Turbine

On January 24, 2014, we entered into entered into a new finance lease transaction for a wind turbine in Northern Ireland for £490,280 ($809,845 applying exchange rates at January 24, 2014). The finance lease requires 25 quarterly payments, in arrears, of £27,728 ($45,799 applying exchange rates at January 24, 2014). On July 31, 2014, we sold this lease to a third party for total cash proceeds of £506,882 ($858,100 applying exchange rates at July 31, 2014). The net book value of the lease at the time of sale was $789,038 and we recognized a gain of $69,062.

Anaerobic Digestion Plant

In April 2014, the construction of the Anaerobic Digestion Plant, which was part of the Bravo transaction, was completed and the project concluded the pre-lease stage. On May 1, 2014 the second stage began with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. In May 2014, because Bravo was consolidated, we reclassified the equipment note receivable recorded for the pre-lease stage as a direct finance lease. The finance lease requires 9 monthly payments, in arrears, of £47,520 ($79,558 using the exchange rate at May 31, 2014) and 75 monthly payments, in arrears, of £106,500 ($178,302 using the exchange rate at May 31, 2014). The lease has a four years extension option which requires 48 monthly payments of £12,489 ($20,909 using the exchange rate at May 31, 2014).

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

Furniture and fixtures

 On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £172,815 ($273,050 applying the exchange rate used in the agreement). The Investment Manager re-tested the remaining lease term and determined the lease to be an operating lease. The lease has a remaining term through February 28, 2015 and quarterly payments of £21,014 ($31,958 applying the exchange rate as of June 30, 2013).

Reusable Plastic Bulk Storage Containers – Participation

On March 30, 2012, we entered into a participation agreement with a third party to purchase an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the lessee entered into a 3 year extension agreement. The Investment Manager tested this investment and determined that it is an operating lease. The terms of the lease require three annual payments in the amount of $471,000 ($2,610,000 multiplied by our interest). On June 23, 2014, we purchased an additional approximate 1.67% of the residual value interest from the third party at the net book value, for $101,858. The transaction increased our interest in this investment to approximately 19.75%.

Subsequent to the extension of the lease, we entered into a transaction to sell the right to the receivable to an another third party for $1,406,604. We are also required to make a one-time payment to the buyer in the amount of $139,216 after the lease expires. We continue to own the underlying assets and are entitled to any residual value on this investment subject to an existing remarketing agreement.

Reusable Plastic Bulk Storage Containers – Lease

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

On April 4, 2013, we sold 5,000 of the reusable plastic bulk storage containers to the lessee. The sale price was determined based upon the buy-out calculation in the lease agreement to be $508,725. We received cash proceeds of $360,137, net of a refund of the security deposit payable totaling $148,588. The remaining storage containers under this operating lease were sold by us to Bravo on June 19, 2013. In January 2014, the lessee purchased the remaining 5,000 containers from Bravo for $451,870 which resulted in a full payout of the lease. Bravo received cash proceeds of $303,282, net of a refund of the security deposit payable totaling $148,588. The net book value of these containers at the time of sale was $465,875 which resulted in us recognizing a loss of $14,005.

Modular Accommodations

On June 19, 2013, Bravo purchased residual value interests in modular accommodations configured as healthcare centers in the United Kingdom for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). The lease was reclassified to other assets at March 31, 2014 as negotiations for sale and release of the equipment are conducted.

Gamma Knife Suite

On October 30, 2012, we entered into a Participation Agreement with a third party to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620 ($609,442 applying exchange rates at October 31, 2012). We paid initial direct costs, which have been included in the cost of the residual value asset, of £15,185 as follows: (i) on October 30, 2012, £8,535 ($13,702 applying exchange rates at October 31, 2012), (ii) on November 30, 2012, £2,979 ($4,635 applying exchange rates at November 30, 2012) and (iii) on July 14, 2012, £3,671 ($6,923 applying exchange rates at July 15, 2012).

Hydro-electric generating plant – Northern Ireland

On April 4, 2013, we entered into an equipment note receivable (the “Note”) for £1,440,000 ($2,196,440 applying exchange rates at April 15, 2013) with a special purpose entity controlled by a third party. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland, as collateral for the Note.. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note were used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. The borrower’s parent company has guaranteed the full amount of the Note.

Hydro-electric generating plant – Windsor, England

On October 31, 2011, we entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by a third party. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England, as collateral for the Instrument. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and is guaranteed in full by the borrower’s parent company. Interest accrues on the Instrument until the project commencement date, at which time all accrued interest is due and payable. Thereafter, repayment consisting of principal and interest commences three months after the project commencement date and quarterly thereafter. Quarterly principal and interest payments are calculated as follows: £46 per £1,000 of original outstanding principal for the first eight years and the £22 per £1,000 of original outstanding principal for the next three years.

During the year ended December 31, 2013, we advanced an additional £250,000 ($386,935 applying exchange rates at various dates during the period), under the Instrument which provided further financing for the hydro-electric generating plant located on the Romney Weir in Windsor, England. During the year ended December 31, 2014, the borrower refinanced a portion of the notes with an unrelated lender. As part of the refinancing, we subordinated our debt to this lender and became a junior lender to this senior lender until the senior loan is repaid in full. After refinancing, the principal balance on the books was reduced to £1,309,564. The instrument continues accruing interest at 12.0% per year.

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

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with us and an unrelated lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note is charged at a rate of 12% per annum and interest is payable in twelve installments of $11,750 each. The note matures on March 4, 2015 and the principal balance due shall be paid in one lump sum. The note is secured by the equipment and inventory of the borrower. We advanced $470,000 to Bravo to fund the transaction. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments.

Convertible Promissory Note

On February 27, 2013, we entered into a Subscription and Securities Purchase Agreement to purchase a portion of a $3,500,000 Convertible Promissory Note (“Promissory Note”). On February 28, 2013, we purchased the Promissory Note with a principal amount of $1,500,000. The Promissory Note bears simple interest at 10% per year which is payable quarterly, in arrears, beginning June 30, 2013. The Promissory Note may be prepaid until March 31, 2016 at 120% of the outstanding principal balance plus accrued and unpaid interest. The entire principal balance is due and payable on March 31, 2018. The Promissory Note is collateralized by the shares of the borrower and by an investment portfolio consisting of among other assets, equipment leases, direct hard assets and infrastructure investments. The Promissory Note is convertible, at our option, into units of the borrower, as defined in the agreements.

SQN Delta LLC

On October 9, 2013, we formed a special purpose entity, SQN Delta, LLC (“Delta”), a limited liability company registered in the state of Delaware which is 100% owned by the Partnership. On October 25, 2013, Delta entered into a participation agreement with unrelated third parties for the purchase of an approximate $8,540,000 ownership interest in two, less than 1 year old, bulk carrier vessels. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. In accordance with the participation agreement, we have the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. We incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired. In addition to the above debt, we contributed $4,000,000 to Delta to complete the investment.

Investment in SQN Echo LLC

On December 6, 2013, the Partnership formed SQN Echo, LLC (“Echo”), a joint venture with an entity also sponsored by the Partnership’s Investment Manager, SQN AIF IV, LP (“Fund IV) to purchase a junior collateralized participation in two portfolios of various equipment leases. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in existing debt due to various financial institutions. The Partnership contributed $550,000 to purchase a 20% share of Echo. Since the partnership owns 20% of Echo and exercises significant influence,this investment is accounted for by using the equity method of accounting. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and to reduce the interest rate on the debt.

Investment in SQN Echo II LLC

On March 26, 2014, the Partnership formed SQN Echo II, LLC (“Echo II”), a joint venture with an entity also sponsored by the Partnership’s Investment Manager, SQN AIF IV, LP to purchase a junior collateralized participation in two portfolios of various equipment leases. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse debt. The Partnership originally contributed $200,000 to purchase a 20% share of Echo II. Since the Partnership owns 20% of Echo II and exercises significant influence, this investment is accounted for by the equity method of accounting. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $21,863,000. The first portfolio consists of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In June 2014, the Partnership funded an additional $150,000 into Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

Segment Information

The Partnership is engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to our leasing customers.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. The partnership’s competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

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

The partnership competes primarily on the basis of terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. The Partnership’s investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which may enhance returns. The Partnership’s Investment Manager believes that investment model may represent the best way for individual investors to participate in investing in leased equipment. Nevertheless, to the extent that the Partnership’s competitors compete aggressively on any combination of the foregoing factors, the Partnership could fail to achieve our investment objectives. For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

Employees

The partnership has no direct employees. The Partnership’s General Partner and/or the Investment Manager supervise and control the Partnership’s business affairs and service our investments.

Available Information

The Partnership’s Annual Report on Form 10-K, the most recent Quarterly Reports on Form 10-Q and any amendments to those reports and the Current Reports on Form 8-K, if any, and any amendments to those reports are available free of charge on the SEC’s website at http://www.sec.gov or from the Partnership’s Investment Manager website at http://www.sqncapital.com.

Financial Information Regarding Geographic Areas

The Partnership has long-lived assets, which include finance leases, operating leases, residual value investments and project financings, and the Partnership generates revenues in geographic areas outside of the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 16 Geographic Information in the financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 31, 2015
General Partner	1
Limited Partners	375

The Partnership pays, at the sole discretion of the Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each limited partner computed at 3% (pro-rated to the date of admission for each limited partner) of each limited partner’s capital contribution, beginning six months after our initial closing, which occurred on May 2, 2011 through the Partnership’s Operating Period, which concluded on June 29, 2014. The Liquidation Period started on June 29, 2014 and is expected to last approximately four years. For the years ended December 31, 2014 and 2013, the Partnership paid distributions to our Limited Partners totaling $1,801,878 and $1,530,271, respectively. As of December 31, 2014 the Partnership accrued $41,638 for distributions payable to our General Partner.

The Partnership is required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to the limited partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, the Partnership’s Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2014. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, the Partnership may subsequently revise this valuation.

During the offering of the Partnership’s Units and consistent with NASD Rule 2340(c), the value of the Partnership’s Units are estimated to be the offering price of $1,000 per Unit. At December 31, 2014 the Partnership was in the Liquidating Period which the Partnership had begun on June 29, 2014 and the value of the Units are estimated to be the offering price of $1,000 per Unit.

Following the completion of our Offering Period, the estimated value of the Partnership’s Units will be based on fair value assumptions of the Partnership’s various equipment investments using cash flow modeling techniques. To estimate the cash flow for each investment, the Partnership calculates the sum of: (i) the unpaid balance of minimum rents for the finance lease, (ii) amounts that will reasonably be expected to be collectible from our notes receivable, (iii) future rental income payments from non-cancellable lease agreements for equipment subject to operating leases and (iv) the residual value of our equipment leases, all discounted to arrive at the net present value for each such transaction and (v) the Partnership’s cash on hand. From this amount, the Partnership then subtracts the total liabilities outstanding and then divide that difference by the total number of Units outstanding for the period.

The foregoing valuation is an estimate only. The methodology incorporated by the Partnership’s Investment Manager in estimating the Partnership’s per Unit value is subject to various limitations and is based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that the Partnership is currently externally managed were applied to the Partnership’s estimated per Unit valuation, and no attempt was made to value the Partnership as an enterprise.

As noted above, the foregoing valuation was performed solely for ERISA and FINRA purposes described above and was based solely on the Partnership’s Investment Manager’s perception of market conditions and the types and amounts of the Partnership’s assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of the Partnership’s Units or the Partnership’s assets. Our Investment Manager did not obtain independent third-party appraisals for any of the Partnership’s assets. In addition, as stated above, as there is no significant public trading market for our Units at this time and none is expected to develop, there can be no assurance that limited partners could receive $1,000 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. Furthermore, there can be no assurance:

•	as to the amount limited partners may actually receive if and when we seek to liquidate the Partnership’s assets or the amount of lease and note receivable payments and asset disposition proceeds the Partnership will actually receive over our remaining term; the total amount of distributions the Partnership’s limited partners may receive may be less than $1,000 per Unit primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay distribution expenses and organizational and offering expenses;

•	that the foregoing valuation, or the method used to establish the value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•	that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Units.

The redemption price the Partnership offers to repurchase the Partnership’s Units utilizes a different valuation methodology than that which we use to determine the current value of our Units for ERISA and FINRA purposes described above. Therefore, the $1,000 per Unit does not reflect the amount that a limited partner should expect to receive under our redemption plan. In addition, there can be no assurance that a limited partner will be able to redeem their Units under our redemption plan. A limited partner may not redeem their Units without the prior written consent of our General Partner. the Partnership’s General Partner has the sole discretion to approve or deny any redemption requested by any of our limited partners.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013
Total revenue	$4,783,010	$2,948,416
Net income	$921,267	$1,742,690
Net income allocable to Limited Partners	$912,054	$1,725,263
Weighted average number of limited partnership interests outstanding	27,721.10	26,917.16
Net income per weighted average number of limited partnership interests outstanding	$32.90	$64.10
Distributions paid to Limited Partners	$1,801,878	$1,530,271
Distributions per weighted average number of limited partnership interests outstanding	$65.00	$56.85

	December 31,
	2014	2013
Total assets	$36,272,240	$40,497,799
Partners’ Equity	$24,490,962	$25,397,908

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware limited partnership formed on March 10, 2010. Our fund operates under a structure in which we pool the capital invested by our partners. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.

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

Current Business Environment and Outlook

We believe that 2015 will continue to present attractive opportunities for equipment lease and asset finance investments. While interest rates have been at historical lows, we expect rates to increase later in the year. Increasing interest rates generally result in increased returns on asset based investments but it also increases the cost of leverage so we do not see much of a net effect on our gross margins on the leverage portions of our portfolios. Our single investor leases and loans should benefit from any increase in interest rates over the long term. In the short term, we are seeing a lot of downward pressure on returns in certain of the asset classes that we have historically invested in in the United Kingdom. Specifically, alternative energy products tied to UK government subsidies such as solar installations and LED lighting. Specialty finance firms have raised a tremendous amount of capital targeted toward these asset classes which has driven down financing rates across the sector. The competitive environment is firming up with a few large participants exiting the market but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we think there is more opportunity than there has been in years to acquire season portfolios of equipment leases. We also think that there may be opportunity for consolidation in the next year or two. Overall we think that companies have a positive outlook for growth in 2015 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2015 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth is expected to be above 3.0% in 2015, the fastest pace since the 2008-2009 recession. Economic growth will be driven by a number of positive factors such as a strong housing market recovery, falling natural gas prices, robust auto sales, record high household wealth, steadily improving credit availability, and improving employment. However, these positive trends are counter-balanced by high oil prices, slow international growth, moderating fiscal consolidation and the continued threat of policy uncertainty. More dependable economic growth will help to generate stronger overall investment in equipment and software. Additionally, a rising interest rate environment could induce companies to lock in lower rates. Overall, these trends could yield a positive result for the equipment finance industry.

Recent Significant Transactions

Investment in SQN Echo II LLC

On March 26, 2014, we formed SQN Echo II, LLC, a joint venture with an entity also sponsored by us, SQN AIF IV, LP (“Fund IV) to purchase a junior collateralized participation in portfolios of various equipment leases. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse debt. We originally contributed $200,000 to purchase a 20% share of Echo II. Since we own 20% of Echo II and exercises significant influence, we account for our investment using the equity method of accounting. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $21,863,000. The first portfolio consists of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In June 2014, we funded an additional $150,000 into Echo (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

Investment in SQN Echo LLC

On December 6, 2013, we formed SQN Echo, LLC (“Echo”), a joint venture with an entity also sponsored by us, SQN AIF IV, LP to purchase a junior collateralized participation in two portfolios of various equipment leases. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in existing debt due to various financial institutions. We contributed $550,000 to purchase a 20% share of Echo. Since we own 20% of Echo and we exercise significant influence, we account for our investment using the equity method of accounting. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for an aggregate of $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In February 2014, we funded an additional $120,000 into Echo (at the same time an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and to reduce the interest rate.

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

The investment is accounted for using the cost method whereas we will recognize as income, dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. In conjunction with this transaction, we recorded a purchase discount of $340,000 which was recorded as a deferred gain on the accompanying consolidated financial statements. The deferred gain will be amortized over the expected term of the investment and will be recorded as income.

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

Convertible Promissory Note

On February 27, 2013, we entered into a Subscription and Securities Purchase Agreement to purchase a portion of a $3,500,000 Convertible Promissory Note (“Promissory Note”). On February 28, 2013, we purchased a Promissory Note with a principal amount of $1,500,000. The Promissory Note bears simple interest at 10% per year which is payable quarterly, in arrears, beginning June 30, 2013. The Promissory Note may be prepaid until March 31, 2016 at 120% of the outstanding principal balance plus accrued and unpaid interest. The entire principal balance is due and payable on March 31, 2018. The Promissory Note is collateralized by all of the shares of the Borrower and by an investment portfolio consisting of equipment leases, direct hard assets and infrastructure investments. The Promissory Note is convertible, at our option, into Units of the Borrower, as defined in the agreements.

Equipment Notes Receivable

Hydro-electric generating plant – Northern Ireland

On April 4, 2013, we entered into an equipment note receivable (the “Note”) for £1,440,000 ($2,196,440 applying exchange rates at April 15, 2013) with a special purpose entity controlled by a third party. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland, as collateral for the Note. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note were used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. The borrower’s parent company has guaranteed the full amount of the Note.

Hydro-electric generating plant – Windsor, England

On October 31, 2011, we entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by a third party. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England, as collateral for the Instrument. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and is guaranteed in full by the borrower’s parent company. During the year ended December 31, 2013, we advanced an additional £250,000 ($386,935 applying exchange rates at various dates during the period), under the Instrument, which provided further financing for the hydro-electric generating plant located on the Romney Weir in Windsor, England.

During the year ended December 31, 2014, the borrower refinanced a portion of the notes with an unrelated lender. As part of the refinancing, we subordinated our debt to this lender and became a junior lender to this senior lender until the senior loan is repaid in full. After refinancing, the principal balance on the books was reduced to £1,309,564. The instrument continues accruing interest at 12.0% per year.

Anaerobic Digestion Plant

In September 2013, Bravo entered into an equipment note receivable agreement with an unrelated third party to advance up to £6,000,000 to provide financing for equipment in relation to an anaerobic digestion plant. From September 2013 through February 2014, Bravo funded £5,470,000 ($8,940,576 using exchange rates on various dates) of that amount, with the remainder to be funded on a future date. The initial funding of £1,993,860 ($3,217,293 using the exchange rate on September 30, 2013) was made by us and increased our interest in our investment in Bravo. The Anaerobic Digestion project is in two stages. The first is the pre-lease stage when Bravo finances the construction of the plant according to certain milestones that get certified by an independent party. Bravo charged 1% interest per month for that stage. When the plant is constructed and produces a predetermined amount of energy, the second stage begins with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. On May 1, 2014, the lease stage of the project began at which point the equipment note receivable was tested and reclassified as a direct finance lease. In June 2014, Bravo funded an additional £265,000 ($451,242 using the exchange rate on June 30, 2014). The remaining balance of £265,000 (approximately $411,598 using the exchange rate on December 31, 2014) that has yet to be advanced is included as Other liability on the consolidated balance sheets at December 31, 2014.

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with us and an unrelated lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note is charged at a rate of 12% per annum and interest is payable in twelve installments of $11,750 each. The note matures on March 4, 2015 and the principal balance due shall be paid in one lump sum. The note is secured by the equipment and inventory of the borrower. We advanced $470,000 to Bravo to fund the transaction. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments. As of December 31, 2014, the outstanding balance of principal and interest is $1,257,250.

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

Equity method of accounting

We record our 20% investment in Echo and Echo II using the equity method of accounting. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting. Our portion of earnings in the investee are recorded as an increase in our investment and recognized in the consolidated statement of operations, and any distributions received from the investee are recorded as a reduction in our investment.

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

Recent Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations for the Year Ended December 31, 2014 (“2014”) as compared to the Year Ended December 31, 2013 (“2013”)

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

Revenue for 2014 and 2013 is summarized as follows:

	For the Year Ended December 31,
	2014	2013
Revenue:
Rental income	$734,643	$729,831
Finance income	1,458,869	1,044,724
Gain on sale of assets	392,030	41,447
Investment income	1,037,078	142,333
Interest income	1,160,390	990,081
Total Revenue	4,783,010	2,948,416

For the year ended December 31, 2014, we earned total revenue of $4,783,010, which is an increase of approximately $1,855,000 from 2013. The increase in total revenue was due to an increase in rental income of approximately $5,000, an increase in finance income of approximately $414,000, an increase in income from investments of approximately $895,000, an increase in gain on sale of assets of approximately $351,000 and an increase in interest income of approximately $170,000. The increase in finance income is primarily due to the reclassification of the lease for the anaerobic digestion plant from equipment notes receivable to direct finance lease. The increase in income from investments is a result of the income we earned from our investments in participation interests related to Delta and our investments in Echo and Echo II. The increase in interest income is due to several factors, the most significant was the addition of the note receivable in relation to the anaerobic digestion plant in 2014. We also earned interest from a convertible promissory note and from equipment leases.

Expenses for 2014 and 2013 are summarized as follows:

	Year Ended December 31
	2014	2013
Expenses:
Management fees - Investment Manager	$570,308	$605,031
Depreciation and amortization	516,442	581,606
Professional fees	316,549	227,172
Administration expense	50,602	44,256
Acquisition costs	—	11,556
Other expenses	38,368	22,038
Interest expense	1,150,020	394,806
Foreign currency transaction (gains) losses	1,219,454	(680,739)
Total Expenses	$3,861,743	$1,205,726

During the year ended December 31, 2014, we incurred total expenses of $2,642,289, excluding a foreign currency transaction loss of $1,219,454, versus total expenses of $1,886,465 for 2013 which excluded a foreign currency transaction gain of $680,739. The primary reason for the increase was due to the increases in professional fees and interest expense. The increase in professional fees from 2013 is attributable to the increase in fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. Interest expense increased significantly compared to 2013 due to the addition of the non-recourse loans payable. These increases were offset by decreases in depreciation and amortization and fees paid to our Investment Manager.

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

 For 2014, we generated foreign currency transaction losses of $1,219,454 which were incurred as follows: (i) approximately $1,130,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) approximately 88,000 related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 5.8% during 2014.

Net income

As a result of the factors discussed above we incurred net income of $921,267 for the year ended December 31, 2014 compared to net income of $1,742,690 for the year ended December 31, 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31
	2014	2013
Cash provided by (used in):
Operating activities	$4,315,155	$1,817,572
Investing activities	$755,199	$(26,118,214)
Financing activities	$(5,177,799)	$18,237,633

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

Operating Activities

During 2014, we generated cash in-flows from operating activities of $4,315,155. This was principally due to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of approximately $2,443,000 from our finance leases and cash of approximately  $1,904,000 from our equipment notes receivable during 2014. The majority of our leases are payable in British Pound Sterling, therefore future cash in-flows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash in-flows were offset by various non-cash deductions which totaled approximately $1,987,000 and consisted of finance income, investment income, and gain on sale of assets. These non-cash deductions were offset by a non-cash increase of approximately $1,647,000 which represented depreciation and amortization and unrealized foreign currency transaction losses. We anticipate that we will continue to generate net cash in-flows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash provided by investing activities for 2014 was $755,199. We had cash inflows of approximately $2,876,000 proceeds received from sale of leased assets, the receipt of approximately $1,363,000 for the repayment of an outstanding note receivable, approximately $710,000 from payments received from our investment in participation interest and $60,000 for principal payments received on convertible notes. These inflows were offset by cash outflows of approximately $1,755,000 for the purchase of finance leases and approximately $2,315,000 for the purchase of equipment notes receivable during 2014. As noted above, we invested an additional $120,000 in a junior partnership interest in Echo and we invested $350,000 in a junior partnership interest in Echo II. We anticipate generating cash in-flows during the Liquidation Period as we sell our various equipment leases.

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

Financing Activities

Cash used by financing activities was $5,177,799 for 2014. During 2014, Bravo borrowed $705,000 from an unrelated lender. The proceeds were utilized to enter into an agreement with the Partnership and the unrelated lender for a note receivable issued to a borrower. In addition, we collected approximately $110,000 from a note receivable with our Investment Manager. Offsetting these increases were cash out-flows of approximately $4,191,000 for principal payments on the loans payable and approximately $1,802,000 for distributions to our Limited Partners.

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

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after the our initial closing which occurred on May 2, 2011. We expect to make distributions to our Limited Partner’s through the Operating Period. During the years ended December 31, 2014 and 2013, we made distributions to our Limited Partners totaling approximately $1,801,878 and $1,530,271, respectively. We did not make a cash distribution to the General Partner during the years ended December 31, 2014 and 2013; however, we accrued approximately $41,638 for distributions due to the General Partner at December 31, 2014.

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

Off-Balance Sheet Transactions

None.

Subsequent Events

None.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

SQN Alternative Investment Fund III L.P. and Subsidiaries

New York, NY

We have audited the accompanying consolidated balance sheets of SQN Alternative Investment Fund III L.P. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SQN Alternative Investment Fund III L.P. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, NY

March 31, 2015

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets

Cash and cash equivalents	$333,039	$440,484
Accounts receivable	37,562	31,698
Investments in finance leases, net	12,406,091	6,150,910
Investments in equipment subject to operating leases, net	1,484,789	3,548,323
Residual value investments in equipment on lease	634,702	3,134,702
Convertible promissory note	1,375,714	1,435,714
Equipment notes receivable, including accrued interest of $238,069 and $827,706	5,683,692	14,549,459
Loan origination costs, net of accumulated amortization of $131,859 and $50,184	28,921	110,600
Due from investment manager	258,529	368,200
Initial direct costs, net of accumulated amortization of $403,919 and $371,946	65,249	102,093
Investment in participation interest	8,421,915	8,421,915
Investment in SQN Echo LLC	780,897	550,000
Investment in SQN Echo II LLC	374,739	—
Other assets	4,386,401	1,653,701
Total Assets	$36,272,240	$40,497,799

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including interest of $88,441 and $27,511	$10,627,439	$14,049,411
Accounts payable and accrued expenses	135,458	92,299
Distributions payable to General Partner	41,638	15,303
Rental income received in advance	250,794	25,553
Deferred gain from investment	284,651	568,037
Other liability	411,598	—
Security deposits payable	29,700	349,288
Total Liabilities	11,781,278	15,099,891

Commitments and contingencies	—	—

Partners’ Equity (Deficit):
Limited Partners	24,510,504	25,400,328
General Partner	(19,542)	(2,420)
Total Partners’ Equity	24,490,962	25,397,908
Total Liabilities and Partners’ Equity	$36,272,240	$40,497,799

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

Revenue:
Rental income	$734,643	$729,831
Finance income	1,458,869	1,044,724
Gain on sale of assets	392,030	41,447
Investment income from participation interest and equity method investment	1,037,078	142,333
Interest income	1,160,390	990,081
Total Revenue	4,783,010	2,948,416

Expenses:
Management fees- Investment Manager	570,308	605,031
Depreciation and amortization	516,442	581,606
Professional fees	316,549	227,172
Administration expense	50,602	44,256
Acquisition costs	—	11,556
Other expenses	38,368	22,038
Interest expense	1,150,020	394,806
Foreign currency transaction (gains) losses	1,219,454	(680,739)
Total Expenses	3,861,743	1,205,726
Net income	921,267	1,742,690

Net income allocable to:
Limited Partners	$912,054	$1,725,263
General Partner	9,213	17,427
Net income	$921,267	$1,742,690

Weighted average number of limited partnership interest outstanding	27,721.10	26,917.16

Net income attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$32.90	$64.10

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Partners’ Equity

Years ended December 31, 2014 and 2013

	Limited Partnership Interests	Total Partners’ Equity	General Partner	Limited Partners
Balance, January 1, 2013	22,355.10	$19,501,015	$(4,544)	$19,505,559

Limited Partners’ capital contributions	5,506.00	5,506,000	—	5,506,000
Limited Partners’ redemptions	(140.00)	(140,000)	—	(140,000)
Distribution expenses	—	(108,120)	—	(108,120)
Offering Expense Reimbursement from Investment Manager	—	441,897	—	441,897
Distributions to Partners	—	(1,545,574)	(15,303)	(1,530,271)
Net income	—	1,742,690	17,427	1,725,263
Balance, December 31, 2013	27,721.10	25,397,908	(2,420)	25,400,328

Distributions to Partners	—	(1,828,213)	(26,335)	(1,801,878)
Net income	—	921,267	9,213	912,054
Balance, December 31, 2014	27,721.10	$24,490,962	$(19,542)	$24,510,504

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$921,267	$1,742,690
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(1,458,869)	(1,044,724)
Accrued interest income	(1,112,671)	(1,042,786)
Investment income from equity method investments	(135,636)	—
Interest expense payable	—	27,512
Gain on sale of assets	(392,030)	(41,447)
Depreciation and amortization	516,441	581,606
Foreign currency transaction (gains) losses	1,130,882	(516,865)
Change in operating assets and liabilities:
Accounts receivable	(5,864)	—
Accrued interest income received	1,903,938	247,668
Minimum rental payments received	2,442,489	3,420,099
Other assets	1,313,826	(1,615,201)
Accounts payable and accrued expenses	43,159	54,014
Deferred gain from investment	(283,386)	—
Accrued interest on notes and loans payable	(793,632)	—
Rental income received in advance	225,241	5,006
Net cash provided by operating activities	4,315,155	1,817,572

Cash flows from investing activities:
Purchase of finance leases	(1,754,596)	(2,528,265)
Purchase of equipment subject to operating leases	(101,857)	(1,937,636)
Purchase in residual value investments of equipment on lease	—	(2,500,000)
Proceeds from sale of leased assets	2,875,702	1,309,263
Cash paid for convertible note receivable	—	(1,500,000)
Principal payments received on convertible note	60,000	64,286
Loan origination costs paid	(23,658)	(160,784)
Cash paid for equipment notes receivable	(2,315,060)	(13,331,745)
Cash received for repayment of equipment notes receivable	1,362,838	3,070,071
Investment in participation interest	710,232	(7,939,582)
Investment in SQN Echo LLC	(120,000)	(550,000)
Investment in SQN Echo II LLC	(350,000)	—
Other liability	411,598	—
Cash paid for initial direct costs	—	(113,822)
Net cash provided by (used in) investing activities	755,199	(26,118,214)

Cash flows from financing activities:
Proceeds from Limited Partners’ capital contributions	—	5,506,000
Proceeds from loans payable	705,000	14,736,689
Principal payments of loan payable	(4,190,592)	(300,362)
Cash paid for distribution expenses	—	(108,120)
Cash paid for distributions to Limited Partners	(1,801,878)	(1,530,271)
Cash paid for redemption of Limited Partner Units	—	(140,000)
Repayment of note from Investment Manager	109,671	73,697
Net cash (used in) provided by financing activities	(5,177,799)	18,237,633

Net decrease in cash and cash equivalents	(107,445)	(6,063,009)
Cash and cash equivalents, beginning of year	440,484	6,503,493
Cash and cash equivalents, end of year	$333,039	$440,484

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,943,652	$309,834

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of equipment subject to notes receivable to investment in finance lease	$9,100,449	$—
Reclassification of net value of a residual value lease to other assets	$2,500,000	$—
Reclassification of equipment subject to operating leases to other assets	$1,219,920	$70,200
Reclassification of investment in participation interest to other assets	$143,768	$—
Distributions payable to General Partner	$26,335	$—
Reclassification of net value of a residual value lease to equipment subject to operating leases	$—	$1,367,173
Reclassification of accounts receivable to other assets	$—	$31,968
Note payable repayment from third party	$—	$414,428
Deferred gain on investment in participation interests	$—	$340,000
Offering expenses reimbursement from Investment Manager	$—	$441,897

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

1.	Organization and Nature of Operations

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

Nature of Operations — The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-savings) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset and project financings; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that its Investment Manager believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk, such as vendor and rental programs. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

The General Partner of the Partnership is SQN AIF III GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, SQN Capital Management, LLC (the “Investment Manager”). Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The General Partner or its affiliates purchased 100 limited partnership interests (“Units”) for $100,000 on March 15, 2013.

On December 6, 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which is 20% owned by the Partnership and 80% owned by SQN AIF IV, L.P. (“Fund IV”), an entity also sponsored by the Partnership’s Investment Manager. The Partnership originally contributed $550,000 to purchase the 20% share of Echo. Fund IV contributed $2,200,000 to purchase an 80% share of Echo. Since the Partnership owns 20% of Echo and exercises significant influence, the Partnership accounts for its investment using the equity method of accounting. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which is 20% owned by the Partnership and 80% owned by Fund IV. The Partnership originally contributed $200,000 to purchase the 20% share of Echo II. Fund IV contributed $800,000 to purchase an 80% share of Echo II. Since the Partnership owns 20% of Echo II and exercises significant influence, the Partnership accounts for its investment using the equity method. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of three portfolios of leases for approximately $21,863,000. The first portfolio consists of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consists of lease financings, which have been accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The third portfolio consists of direct finance leases in medical equipment. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. On June 26, 2014, the Partnership contributed an additional $150,000 to Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

On October 9, 2013, the Partnership formed a special purpose entity, SQN Delta, LLC (“Delta”), a limited liability company registered in the state of Delaware which is 100% owned by the Partnership. The sole purpose of Delta is to acquire an $8,540,000 interest in two newly commissioned shipping vessels under long-term charter contracts. The Partnership consolidates Delta into the consolidated financial statements.

On June 19, 2013, the Partnership acquired the primary economic risks and rewards in a newly formed special purpose entity, SQN Bravo LLC (“Bravo”). The Partnership’s Investment Manager evaluated this acquisition based on  the following factors: (i) the Partnership was able to leverage its investments through debt at rates less than the corresponding leased equipment are earning and (ii) the Partnership was able to use the proceeds to make additional lease investments at higher rates. The Partnership consolidates Bravo into the consolidated financial statements.

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

The Partnership was declared effective by the Securities and Exchange Commission (“SEC”) on March 17, 2011, which was the commencement date of the Offering Period. The Offering Period concluded on March 15, 2013. During the Offering Period, the Partnership admitted 375 Limited Partners, raised $27,861,100 in capital contributions, issued 27,861.10 Units at $1,000 per Unit and paid organizational and offering expenses totaling $999,119. During the Offering Period the Partnership paid $557,222 in distribution expenses to SQN Securities LLC, (“Securities”) a majority-owned subsidiary of the Investment Manager. Securities was the sole selling agent for the Partnership’s Units.  A Limited Partner may not redeem their Units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner. During 2013, the General Partner approved the redemption of 140 Units and directed the Partnership refunded the Limited Partners $140,000.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements of SQN Alternative Investment Fund III, L.P. at December 31, 2014 and 2013 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation — The consolidated financial statements include the accounts of the Partnership and its subsidiaries, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, note and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts held at financial institutions.

The Partnership’s cash and cash equivalents are held principally at one financial institution in the United States of America and at times the balances may exceed federally insured limits. The Partnership has placed these funds in an international financial institution in order to minimize risk relating to exceeding insured limits. The Partnership, through Summit Asset Management Limited, maintains an unrestricted Client Account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling. At December 31, 2014 and 2013, the Partnership had £75,294 ($116,947 applying exchange rates at December 31, 2014) and £173,805 ($286,571 applying exchange rates at December 31, 2013), respectively, of cash and cash equivalents held in one bank in the United Kingdom.

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

Asset Impairments —Assets in the Partnership’s investment portfolio, which are considered long lived assets, are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to recover the carrying value of the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition — The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of the lease or when there are significant changes to the lease terms.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2014 and 2013, an allowance for doubtful lease, note and loan accounts was not recorded because the Investment Manager, all accounts recorded on the books are deemed collectible.

Equipment Notes Receivable — Equipment notes receivable are reported in the consolidated financial statements as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the consolidated financial statements. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

Cost Method — The Partnership records its investment in participation interests at cost. Under the cost method of accounting for investments, dividends are the basis for recognition by an investor of earnings from an investment. The Partnership recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. The net accumulated earnings of the investee subsequent to the date of investment are recognized by the Partnership only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as a reduction of the cost of the investment.

Equity Method — The Partnership records its 20% investment in Echo and Echo II using the equity method of accounting. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting. The Partnership’s portion of earnings in the investee are recorded as an increase in its investment and recognized in the consolidated statement of operations, and any distributions received from the investee are recorded as a reduction in its investment.

Acquisition Expense — Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to the selection and acquisition of leased equipment which are incurred by the Partnership under the terms of the Limited Partnership Agreement, as amended. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is that of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax position for the years ended December 31, 2014, 2013 and 2012, and does not expect any material adjustments to be made. The tax years 2014, 2013 and 2012 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for the Partnership on its fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Partnership’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.	Related Party Transactions

The General Partner is responsible for the operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $999,119, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. Total organizational and offering expenses may not exceed 2% of all offering proceeds. At the end of the Offering Period, the total offering proceeds were less than the maximum offering of $50,000,000, the General Partner was required to reimburse a portion of the organizational and offering expenses previously paid. The Offering Period ended on March 15, 2013 with the Partnership receiving $27,861,100 in total capital contributions and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $441,897. Organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At March 15, 2013, the Partnership recorded an amount due from the Investment Manager in the amount of $441,897, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates on December 2016. At December 31, 2014 and 2013, the Partnership has a remaining balance on the note receivable from its Investment Manager of $258,529 and $368,200, respectively, which is included in the consolidated balance sheets.

The Partnership paid the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, the Partnership raised total offering proceeds of less than $36,000,000, the management fee would be reduced to such an amount that over the entire life of the Partnership the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. The Partnership did not reach this equity threshold. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through December 2016. The reduced management fee was based upon the Investment Managers expectation that the Partnership will conclude its business operations during June 2017. The Investment Manager will continue to monitor the Partnership’s operations, which may change the monthly management fee amount. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the years ended December 31, 2014 and 2013, the Partnership paid the Investment Manager $570,308 and $605,031, respectively, which is included in Management fees – Investment Manager in the accompanying consolidated statements of operations.

The Partnership paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. For the year ended December 31, 2014 and 2013, Securities was paid distribution expenses of $0 and $108,120, respectively, which is included in distribution expenses in the consolidated statement of changes in partners’ equity.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (“ SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 5), (ii) $1,937,636 in equipment subject to operating leases (See Note 6) and (iii) $2,500,000 in residual value investments in equipment on lease (See Note 7). In addition, the Partnership sold various leased assets with a net book value of $4,137,073 to Bravo. During the year ended December 31, 2014, the Partnership increased its equity investment in Bravo to a total of $7,509,808, comprised of $3,217,293 for equipment lease transactions and $470,000 for equipment notes receivable.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its consolidated financial statements and results of operations.

5.	Investments in Finance Leases

At December 31, 2014 and 2013, net investments in finance leases consisted of the following:

	2014	2013
Minimum rents receivable	$15,869,984	$7,255,160
Estimated unguaranteed residual value	1,452,872	535,324
Unearned income	(4,916,765)	(1,639,574)

	$12,406,091	$6,150,910

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

The purchase option is contingent upon Orchard House Foods Limited (“Orchard House”), the end user of the electricity generated by the anaerobic digestion plant, extending its service agreement for six months or longer with BioWayste Holdings Limited (“BioWayste”), Bravo’s lessee. The service agreement term runs concurrently with the lease term and is between Orchard House and BioWayste, an independent service provider, who operates and maintains the anaerobic digestion plant.

The Partnership sold the remaining 80% ownership interest which it acquired during 2012 to Bravo.

During the year ended December 31, 2014, the Partnership granted a rental holiday to BioWayste upon their request to fund some modifications to the system that will ultimately improve the efficiency and energy production and therefore increases revenue and the amount of government subsidies in which the Partnership has a 25% share. As of December 31, 2014, the outstanding balance of this net investment in finance lease is $586,737.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £179,170 ($283,089 applying the exchange rate used in the agreement). The lease term is  through March 31, 2015 and a renewal period through December 31, 2016. The lease term has quarterly payments of £20,380 ($30,994 applying exchange rates as of June 30, 2013) through March 31, 2015. The  renewal period has quarterly payments of £6,750 ($10,265 applying exchange rates as of June 30, 2013) through December 31, 2016. At the end of the renewal period the lessee acquires title to the furniture and fixtures.

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £72,997 ($115,335 applying the exchange rate used in the agreement). The lease, which ended during the year ended December 31, 2014 required quarterly payments of £18,627 ($28,328 applying the exchange rate as of June 30, 2013).

Information Technology Infrastructure Equipment

On June 19, 2013, Bravo purchased a lease for information technology infrastructure equipment located in the United Kingdom from SQN Fund II for £29,448 ($46,528 applying the exchange rate used in the agreement). The lease, which ended during the year ended December 31, 2014 required quarterly payments of £6,091 ($9,263 applying the exchange rate as of June 30, 2013).

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

On June 19, 2013, the Partnership sold its investment in the submersible vessel to Bravo. During the year ended December 31, 2014, this asset was sold to a third party for total cash proceeds of £725,486 ($1,228,176 applying exchange rates at July 31, 2014). The net book value of the lease at the time of sale was $1,205,566 and the Partnership recognized a gain of $22,610.

Medical Equipment

On March 27, 2013, the Partnership entered into a finance lease transaction classified as a for medical equipment located in the United States of America for $475,317. The finance lease has a 60 month term, requires monthly payments, in advance, of $10,500 and included a bargain purchase option at the expiration of the lease term. The initial monthly rental payment was paid on March 27, 2013. At March 31, 2013, the Partnership accrued a fee totaling $4,495 which is included in acquisition expense in the consolidated statements of operations.

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

Bottle Recycling and Extrusion Production Line

On June 29, 2011, the Partnership entered into a Participation Agreement (the “Agreement”) for an ownership interest in a Hire Purchase Agreement (the “HP Agreement”). The HP Agreement is between an independent United Kingdom leasing entity and the lessee of a bottle recycling and extrusion line located in the United Kingdom. The Partnership made it’s initial payment under the Agreement on June 29, 2011 totaling £1,100,000 ($1,774,520 applying exchange rates at June 30, 2011) and made it’s final payment on October 13, 2011 totaling £730,000 ($1,151,575 applying exchange rates at October 31, 2011).

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period ran through June 30, 2012 at which time the fixed rental period began. During the initial rental period the Partnership received monthly rental income between £11,229 ($17,987 applying exchange rates at June 30, 2011) and £18,425 ($29,514 applying exchange rates at June 30, 2011). The fixed rental period is for a term of 60 months and the Partnership receives monthly payments of £41,021 ($65,573 applying exchange rates at June 30, 2011). At lease termination the lessee has an option to purchase the leased equipment at a fixed price. The Partnership’s portion of the proceeds will be £253,821 ($396,341 applying exchange rates at June 30, 2011). The Partnership paid initial direct costs as follows: (i) on November 30, 2011, the Partnership paid £9,125 ($14,195 applying exchange rates at November 30, 2011) and (ii) on July 15, 2011, the Partnership paid £45,775 ($73,322 applying exchange rates at July 15, 2011) related to the acquisition of this leased equipment.

Wind Turbine

On January 24, 2014, the Partnership entered into entered into a finance lease transaction for a wind turbine in Northern Ireland for £490,280 ($809,845 applying exchange rates at January 24, 2014). The finance lease requires 25 quarterly payments, in arrears, of £27,728 ($45,799 applying exchange rates at January 24, 2014). On July 31, 2014, the Partnership sold this lease to a third party for total cash proceeds of £506,882 ($858,100 applying exchange rates at July 31, 2014). The net book value of the lease at the time of sale was $789,038 and the Partnership recognized a gain of $69,062.

Anaerobic Digestion Plant

In September 2013, Bravo entered into an equipment note receivable agreement with a third party to advance up to £6,000,000 to provide financing for equipment in relation to an anaerobic digestion plant. From September 2013 through February 2014, Bravo funded £5,470,000 ($8,940,576 using exchange rates on various dates) of that amount, with the remainder to be funded at a future date. The initial funding of £1,993,860 ($3,217,293 using the exchange rate on September 30, 2013) was made by the Partnership and increased the Partnership’s interest in its investment in Bravo. The Anaerobic Digestion project is in two stages. The first is the pre-lease stage when Bravo finances the construction of the plant according to certain milestones that get certified by an independent party. Bravo charged 1% interest per month for that stage. When the plant is constructed and produces a predetermined amount of energy, the second stage begins with interest charged at a rate of 9.5% per annum under an equipment lease for an initial term of seven years with a four year extension. In April 2014, the construction of the Anaerobic Digestion Plant, which was part of the Bravo transaction, was completed and the project concluded the pre-lease stage. On May 1, 2014, the lease stage of the project began at which point the equipment note receivable was tested and reclassified as a direct finance lease. The finance lease requires 9 monthly payments, in arrears, of £47,520 ($79,558 using the exchange rate at May 31, 2014) and 75 monthly payments, in arrears, of £106,500 ($178,302 using the exchange rate at May 31, 2014). The lease has a four year extension option which requires 48 monthly payments of £12,489 ($20,909 using the exchange rate at May 31, 2014). In June 2014, Bravo funded an additional £265,000 ($451,242 using the exchange rate on June 30, 2014). The remaining balance of £265,000 (approximately $411,598 using the exchange rate on December 31, 2014) that has yet to be advanced is included as Other liability on the consolidated balance sheets at December 31, 2014.

At December 31, 2014, the aggregate amounts of future minimum lease payments receivable, are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending December 31,
2015	$126,000	$3,076,910	$3,202,910
2016	126,000	2,759,975	2,885,975
2017	126,000	2,539,948	2,665,948
2018	31,500	2,539,948	2,571,448
2019	—	2,062,234	2,062,234
Thereafter	—	2,481,469	2,481,469
	$409,500	$15,460,484	$15,869,984

(1) Converted to U.S. Dollars at December 31, 2014 exchange rate

For the years ended December 31, 2014 and 2013, the Partnership incurred a foreign currency transaction loss on its various investments in finance leases of $1,055,923 and $52,049, respectively. All amounts are included in foreign currency transaction losses in the consolidated statements of operations.

6.	Investment in Equipment Subject to Operating Leases

At December 31, 2014 and 2013, investments in equipment subject to operating leases consisted of the following:

	2014	2013
Aircraft rotables	$339,700	$1,665,700
Computer equipment	59,186	129,385
Furniture and fixtures	273,050	273,050
Plastic bulk storage bins	1,469,030	1,963,494
Accumulated depreciation	(656,177)	(483,306)
	$1,484,789	$3,548,323

Depreciation expense was $479,597 and $446,037 for the years ended December 31, 2014 and 2013, respectively.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in the United States of America from SQN Fund II for $1,155,000, which included the assumption by Bravo of a security deposit of $171,000. The lease required monthly rental payments of $16,220 and was terminated in February 2014. The lease was reclassified to Other assets at March 31, 2014 as negotiations for sale and release of the equipment are conducted. The lease generated approximately $44,400 in rental income for the year ended December 31, 2014.

On June 19, 2013, Bravo purchased an additional lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease has a remaining term which expires on March 13, 2015 and requires monthly rental payments of $3,777. The lease generated approximately $45,300 in rental income for the year ended December 31, 2014.

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

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £37,459 ($59,186 applying the exchange rate used in the agreement). On December 21, 2013 the lease was extended for a minimum of two years with an optional extension at that date. The current lease requires for quarterly rental payments of £4,411 ($6,061 applying the exchange rate at the date of extension) which includes applicable taxes. The lease generated approximately $24,200 in rental income for the year ended December 31, 2014.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £172,815 ($273,050 applying the exchange rate used in the agreement). The lease has a remaining term through February 28, 2015 and quarterly payments of £21,014 ($31,958 applying the exchange rate as of June 30, 2013). The lease generated approximately $138,600 in rental income for the year ended December 31, 2014.

Reusable Plastic Bulk Storage Containers - Participation

On March 30, 2012, the Partnership entered into an agreement to purchase, from an entity controlled by a third party (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the lessee of the containers entered into a 3 year extension agreement. The terms of the lease require three annual payments in the amount of approximately $471,000 ($2,610,000 multiplied by Partnership’s interest). On June 23, 2014 the Partnership purchased an additional approximate 1.67% of the residual value interest from the Selling Entity for $101,858. The transaction increased the Partnership’s interest in this investment to approximately 19.75%. The lease generated approximately $472,000 and $236,000 of rental income for the years ended December 31, 2014 and 2013, respectively.

Subsequent to the extension of the lease, the Partnership entered into a transaction to sell the rights to the receivable to another third party for $1,406,604. The Partnership is also required to make a one-time payment to the buyer in the amount of $139,216 after the lease expires. The Partnership continues to own the underlying assets and is entitled to any residual value on this investment subject to an existing remarketing agreement.

Reusable Plastic Bulk Storage Containers

On March 29, 2012, the Partnership entered into an operating lease transaction for 10,000 reusable plastic bulk storage bins used in the agricultural and food processing industries for $1,150,000 with a lease term of 60 months. The equipment is located in the United States of America. Under the terms of the agreement the Partnership received monthly payments, in advance, of $20,547. The lessee paid a security deposit of $297,176. The Partnership paid initial direct costs associated with the acquisition of this leased equipment totaling $42,641 which has been included in the cost of the leased equipment. On April 4, 2013, the Partnership sold 5,000 of the reusable plastic bulk storage containers to the lessee. The sale price of $508,725 was determined based upon the buy-out calculation in the lease agreement. The Partnership received cash proceeds of $360,137, net of a refund of the security deposit payable totaling $148,588. The remaining storage containers under this operating lease were sold by the Partnership to Bravo on June 19, 2013. In January 2014, the lessee purchased the remaining 5,000 containers from Bravo for $451,870 which resulted in a full payout of the lease. Bravo received cash proceeds of $303,282, net of a refund of the security deposit payable totaling $148,588. The net book value of these containers at the time of sale was $465,875 which resulted in the Partnership recognizing a loss of $14,005.

At December 31, 2014, the aggregate amounts of future minimum lease payments receivable under non-cancellable operating leases are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending December 31,
2015	$481,670	$65,278	$546,948
2016	235,944	—	235,944
	$717,614	$65,278	$782,892

(1) Converted to U.S. Dollars at December 31, 2014 exchange rate.

7.	Residual Value Investments in Equipment on Lease

Modular Accommodations

On June 19, 2013, Bravo purchased residual value interests in modular accommodations configured as healthcare centers in the United Kingdom for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). The residual value interests were reclassified to Other Assets at March 31, 2014 as negotiations for sale and release of the equipment are conducted.

Gamma Knife Suite

On October 30, 2012, the Partnership entered into a Participation Agreement with a third party to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620 ($609,442 applying exchange rates at October 31, 2012). The Partnership paid initial direct costs, which have been included in the cost of the residual value asset, of £15,185 as follows: (i) on October 30, 2012, £8,535 ($13,702 applying exchange rates at October 31, 2012), (ii) on November 30, 2012, £2,979 ($4,635 applying exchange rates at November 30, 2012) and (iii) on July 14, 2012, £3,671 ($6,923 applying exchange rates at July 15, 2012).

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

9.	Equipment Notes Receivable

At December 31, 2014 and 2013, investments in equipment notes receivable consisted of the following:

			December 31,
Equipment Description	Maturity Date	Interest Rate	2014	2013

Hydro-electric generating plant	10/31/22	12.00%	$2,303,527	$2,445,305
Hydro-electric generating plant	04/04/15	12.00%	2,122,915	4,194,759
Anaerobic digestion equipment	(1)	(1)	—	7,909,395
Manufacturing equipment and inventory	03/04/15	7.75%	1,257,250	—
			$5,683,692	$14,549,459

(1) - Lease was reclassified to investment in finance leases.

Hydro-electric generating plant – Northern Ireland

On April 4, 2013, the Partnership entered into an equipment note receivable (the “Note”) for £1,440,000 ($2,196,440 applying exchange rates at April 15, 2013) with a special purpose entity controlled by a third party. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland. The plant serves as collateral for the Note. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note were used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. The borrower’s parent company has guaranteed the full amount of the Note.

Hydro-electric generating plant – Windsor, England

On October 31, 2011, the Partnership entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by a third party. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. The plant serves as collateral for the Instrument. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and is guaranteed in full by the borrower’s parent company. During the year ended December 31, 2013, the Partnership advanced an additional £250,000 ($386,935 applying exchange rates at various dates during the period), under the Instrument, which provided further financing for the hydro-electric generating plant.

During the year ended December 31, 2014, the borrower refinanced a portion of the Instrument with an unrelated lender. As part of the refinancing, the Partnership subordinated its debt to this lender and became a junior lender to this senior lender until the senior loan is repaid in full. After the refinancing, the principal balance of the Instrument was reduced to £1,309,564. The Instrument continues accruing interest at 12.0% per year.

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with  a lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note is charged at a rate of 12% per annum and interest is payable in twelve monthly installments of $11,750 each. The note matures on March 4, 2015 and the principal balance due shall be paid in one lump sum. The note is secured by the equipment and inventory of the borrower. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments. As of December 31, 2014, the outstanding balance of principal and interest is $1,257,250.

10.	Investment in Participation Interest

On October 9, 2013, the Partnership formed Delta which is 100% owned by the Partnership. The sole purpose of Delta was to acquire an $8,540,000 interest in two, less than 1 year old, bulk carrier vessels. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. In accordance with the participation agreement, Delta has the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. The Partnership incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired.

The investment is accounted for using the cost method whereas the Partnership will recognize as income, dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. In conjunction with this transaction, the Partnership recorded a purchase discount of $340,000 which was recorded as a deferred gain on the accompanying consolidated financial statements. The gain is being amortized over the expected term of the investment and is recorded as income.

11.	Investment in SQN Echo LLC

On December 6, 2013, the Partnership formed SQN Echo, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. The Partnership originally contributed $550,000 to purchase a 20% share of Echo. Since the Partnership owns 20% of Echo and exercises significant influence, the Partnership accounts for its investment using the equity method. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the consolidated financial statements of Fund IV. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In February 2014, the Partnership funded an additional $120,000 into Echo ($480,000 by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

12.	Investment in SQN Echo II LLC

On March 26, 2014, the Partnership formed SQN Echo II, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. The Partnership originally contributed $200,000 to purchase a 20% share of Echo II. Since the Partnership owns 20% of Echo II and exercises significant influence, the Partnership accounts for its investment using the equity method. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consists of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the consolidated financial statements of Fund IV. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In June 2014, the Partnership funded an additional $150,000 into Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

13.	Other Assets

Other assets primarily include $1,290,120 and $2,500,000 of several leases that were transferred from operating lease and residual value lease investments due to lease terms expiring during the year ended December 31, 2014. During the year ended December 31, 2014, the Partnership sold parts of these leases for total cash proceeds of $306,648 and accounts receivable of $30,922, net of a refund of the security deposit payable totaling $171,000. The net book value of these parts at the time of sale was $325,733 which resulted in the Partnership recognizing a gain of $182,837. In addition, this balance also includes a receivable of $143,768 related to income from the senior participation 10% return on Delta’s investment in participation interest. In addition, in December 2013 the Partnership funded £500,000 ($824,400 using the exchange rate on December 31, 2013) to an escrow account for a lease that has not been executed as of December 31, 2014.

14.	Non-recourse Loans Payable

On June 19, 2013, Bravo borrowed $5,860,085 from a third party lender with an interest rate of 7.75% per annum. The majority of the proceeds were used to acquire various types of leased assets. Bravo entered into a financing agreement with the lender and had the ability to borrow additional amounts, at monthly intervals, between July 2013 and March 2014 which cumulatively total $9,130,085. The lender made additional advances to Bravo in the amount of $1,200,000 on November 19, 2013 and $2,070,000 on December 12, 2013. During the three months ended March 31, 2014, Bravo borrowed an additional $705,000 from the same lender as noted above. At December 31, 2014 and 2013, the unpaid principal balance of the loan is $6,305,612 and $9,039,373, respectively. Interest paid on the loan during the years ended December 31, 2014 and 2013 amounted to $653,836 and $259,018, respectively. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The lender has the right to receive 100% of the cash proceeds from all of the leased assets, including the leased assets sold by the Partnership to Bravo, until the loan is repaid in full. Beginning July 31, 2013, and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

In September 2013, the Partnership sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage containers in which the Partnership had an 18.08% participation interest. The net proceeds to the Partnership on the non-recourse sale of receivables were approximately $1,400,000. The receivable sale note accrues interest at 8.5% per annum with expected maturity date of July 31, 2016. The outstanding principal balance at December 31, 2014 and 2013 was $586,183 and $992,176, respectively.

On October 29, 2013,  Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. The outstanding principal balance at December 31, 2014 and 2013 was $3,710,407 and $3,990,350, respectively.

15.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:

Convertible promissory note	$1,375,714	$1,351,213	$1,435,714	$1,309,306

Equipment notes receivable	$5,445,623	$5,460,560	$13,721,753	$14,170,652

Liabilities:

Non- recourse loans payable	$10,538,998	$10,390,234	$14,021,900	$14,641,382

16.	Business Concentrations

For the year ended December 31, 2014, the Partnership had two lessees which accounted for approximately 64%, and 19% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2013, the Partnership had four lessees which accounted for approximately 32%, 16%, 13% and 13% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2014, the Partnership had two lessees which accounted for approximately 53% and 24% of the Partnership’s income derived from finance leases. For the year ended December 31, 2013, the Partnership had two lessees which accounted for approximately 40% and 10% of the Partnership’s income derived from finance leases. For the year ended December 31, 2014, the Partnership had three loans which accounted for approximately 25%, 24%, and 12% of the Partnership’s interest income.  For the year ended December 31, 2013, the Partnership had five loans that accounted for approximately 39%, 16%, 14%, 13% and 13% of the Partnership’s interest income.

At December 31, 2014, the Partnership had two lessees which accounted for approximately 74% and 18% of the Partnership’s investment in finance leases. At December 31, 2013, the Partnership had three lessees which accounted for approximately 40%, 20%, and 13% of the Partnership’s investment in finance leases. At December 31, 2014, the Partnership had three lessees which accounted for approximately 67%, 21% and 11% of the Partnership’s investment in operating leases. At December 31, 2013, the Partnership had three lessees which accounted for approximately 36%, 35%, and 13% of the Partnership’s investment in operating leases. At December 31, 2014, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At December 31, 2013, the Partnership had two lessees which accounted for 100% of the Partnership’s investment in residual value leases. At December 31, 2014, the Partnership had three lessees which accounted for approximately 100% of the Partnership’s investment in equipment notes receivable.  At December 31, 2014, the Partnership had three leases which accounted for approximately 100% of the Partnership’s investment in equipment notes receivable.

At December 31, 2014 and 2013, the Partnership’s convertible promissory note receivable was from a single debtor and the Partnership’s equipment notes receivable was from three debtors.

As of December 31, 2014 and 2013, the outstanding loans payable of $10,627,439 and $14,049,411 respectively, were from one lender.

17.	Geographic Information

Geographic information for revenue for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31, 2014
Revenue:	United States	United Kingdom	Europe	Australia	Total
Rental income	$526,523	$162,864	$—	$45,256	$734,643
Finance income	$—	$1,458,869	$—	$—	$1,458,869
Gain on sale of assets	$168,832	$223,197	$—	$—	$392,030
Investment income from participation interest and equity method investment	$135,636	$—	$901,442	$—	$1,037,078
Interest income	$246,307	$914,082	$—	$—	$1,160,390

	Year Ended December 31, 2013
Revenue:	United States	Europe	Australia	Total
Rental income	$513,817	$189,578	$26,436	$729,831
Finance income	$9,344	$1,035,380	$—	$1,044,724
Gain (loss) on sale of assets	$(13,058)	$54,505	$—	$41,447
Investment income from participation interest	$—	$142,333	$—	$142,333
Interest income	$193,929	$796,152	$—	$990,081

Geographic information for long-lived assets at December 31, 2014 and 2013 was as follows:

	December 31, 2014
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$340,404	$12,065,687	$—	$12,406,091
Investments in equipment subject to operating leases, net	$1,000,677	$174,983	$309,129	$1,484,789
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,375,714	$—	$—	$1,375,714
Equipment notes receivable, including accrued interest	$1,257,250	$4,426,442	$—	$5,683,692

	December 31, 2013
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$420,968	$5,729,942	$—	$6,150,910
Investments in equipment subject to operating leases, net	$2,975,362	$257,040	$315,921	$3,548,323
Residual value investment in equipment on lease	$—	$3,134,702	$—	$3,134,702
Convertible promissory note	$1,435,714	$—	$—	$1,435,714
Equipment notes receivable, including accrued interest	$—	$14,549,459	$—	$14,549,459

18.	Indemnifications

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

19.	Income Tax Reconciliation (unaudited)

At December 31, 2014 and 2013, total Partners’ equity included in the consolidated financial statements was $24,490,962 and $25,397,908, respectively. At December 31, 2014 and 2013, total Partners’ equity for federal income tax purposes was $25,623,954 and $20,954,717. The primary differences are (i) income that is deferred to future period for financial reporting purposes but not for federal income tax reporting purposes, (ii) treatment of lease classifications and asset sales for financial reporting purposes compared to federal income tax reporting purposes, (iii) the treatment of foreign income, and (iv) the differences in depreciation and amortization and foreign currency translation (gain) loss for financial reporting purposes and federal income tax purposes.

The following table reconciles the net income for financial statement reporting purposes to the net income (loss) for federal income tax purposes for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Net income (loss) per financial statements	$921,267	$1,742,690
Depreciation and amortization	(18,404)	(77,230)
Amortization	34,124	42,118
Gain (loss) on asset sales - 4797	208,744	(1,387,643)
Foreign income	—	—
Deferred income	—	261,497
Other	—	73
Income from H&P Shipping	(191,210)	110,178
Income from SQN Echo & Echo II	93,391	(8,151)
Foreign currency translation (gain) loss - unrealized	(1,119,405)	(728,735)
Net (loss) income for federal income tax purposes	$(71,493)	$(45,203)

20.	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2014

Total revenue	$1,074,498	$1,145,197	$1,507,567	$1,055,748	$4,783,010
Net income (loss) allocable to Limited Partners	$606,056	$890,303	$(275,511)	$(308,794)	$912,054
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10	27,721.10
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$21.86	$32.12	$(9.94)	$(11.00)	$32.90

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2013

Total revenue	$431,003	$593,160	$835,865	$1,088,388	$2,948,416
Net income (loss) allocable to Limited Partners	$(570,855)	$168,568	$1,373,220	$754,330	$1,725,263
Weighted average number of limited partnership interests outstanding	24,333.11	27,802.86	27,761.10	27,725.01	26,917.16
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(23.46)	$6.06	$49.47	$35.02	$64.10

20.	Subsequent Events

The Partnership has evaluated subsequent events through the date these consolidated financial statements were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31,2014, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2014, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is SQN AIF III GP, LLC, a Delaware limited liability company and was formed in March 2010. The sole member of our General Partner is SQN Capital Management, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Jeremiah J. Silkowski	40	President and Chief Executive Officer
Michael C. Ponticello	36	Senior Vice President and National Sales Manager
Claudine Aquillon	50	Chief Operating Officer
Matthew Leszyk	35	Vice President
Hugh Shelmerdine	63	Vice President—Chief Credit Officer

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

Name	Age	Position
Jeremiah J. Silkowski	40	President and Chief Executive Officer
Michael C. Ponticello	36	Senior Vice President and National Sales Manager
Claudine Aquillon	50	Chief Operating Officer
Matthew Leszyk	35	Vice President
Hugh Shelmerdine	63	Vice President—Chief Credit Officer

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

Claudine Aquillon serves as the Chief Operating Officer of our Investment Manager and General Partner. Ms. Aquillon joined our Investment Manager and General Partner in September 2014 and brings over 25 years of operations experience, in both the public and private sectors. During her career in the financial services industry, Ms. Aquillon has served in multiple senior management and director positions at independent leasing companies, international banks, and financial consulting and due diligence firms where her primary responsibility was to oversee and manage the administrative, financial, legal, operational and risk functions. Ms. Aquillon also brings mergers & acquisition experience, having been part of a team that structured several successful acquisitions in the banking and financial services industry. Ms. Aquillon received her BA in Business Administration & Finance from Bradford College and has a Master Black Belt in Six Sigma.

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

Code of Business Conduct and Ethics

We do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by our General Partner that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may request a copy of this code of ethics from our General Partner at SQN AIF III GP, LLC, 100 Wall Street, 28th Floor, New York, New York, 10005.

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2014
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$570,308

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	—

			$570,308

(1)	Amount charged directly to operations.

(2)	Amount charged directly to partners’ equity.

Entity	Capacity	Description	Year Ended December 31, 2013
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$605,031

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	108,120

			$713,151

(1)	Amount charged directly to operations.

(2)	Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not pay our General Partner any distributions during 2014 or 2013; however, we did accrue approximately $42,000 for distributions due to the General Partner at December 31, 2014. For the years ended December 31, 2014 and 2013, the General Partner’s 1% interest in our net income was $9,213 and $17,427, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a.	We do not have any securities authorized for issuance under any equity compensation plan.

b.	We have one Limited Partner who owns 8.49% of our Units at December 31, 2014.

c.	As of March 31, 2015, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2014 and 2013 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non–audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
Description of fees	2014	2013
Audit fees (1)	$115,000	$118,500

Tax compliance fees	15,710	18,037
	$130,710	$136,537

(1)	Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

a)	The Following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm

ii)	Consolidated Balance Sheets at December 31, 2014 and 2013

iii)	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2014 and 2013

v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2014 and 2013

b)

Listing of Exhibits:

31.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of Claudine Aquillon, Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certification of Claudine Aquillon, Chief Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following financial statements from SQN Alternative Investment Fund III L.P.’s annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

March 31, 2015

/s/ JEREMIAH SILKOWSKI
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

