Form 10-Q
period 2015-03-31
SQN Alternative Investment Fund III, L.P.
filed 2015-05-15
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________

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

At May 13, 2015, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

SQN Alternative Investment Fund III L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

Assets
	March 31,	December 31,
	2015	2014
	(Unaudited)

Cash and cash equivalents	$710,425	$333,039
Accounts receivable	343,148	37,562
Investments in finance leases, net	11,631,346	12,406,091
Investments in equipment subject to operating leases, net	3,791,634	1,484,789
Residual value investments in equipment on lease	634,702	634,702
Convertible promissory note	1,371,429	1,375,714
Equipment notes receivable, including accrued interest of $240,133 and $238,069	5,493,836	5,683,692
Loan origination costs, net of accumulated amortization of $141,185 and $131,859	19,595	28,921
Due from investment manager	229,362	258,529
Initial direct costs, net of accumulated amortization of $407,014 and $403,919	62,154	65,249
Investment in participation interest	8,421,915	8,421,915
Investment in SQN Echo LLC	812,064	780,897
Investment in SQN Echo II LLC	395,545	374,739
Other assets	1,976,500	4,386,401
Total Assets	$35,893,655	$36,272,240

Liabilities and Partners' Equity

Liabilities:
Non-recourse loans payable, including interest of $136,477 and $88,441	$10,285,611	$10,627,439
Accounts payable and accrued expenses	146,974	135,458
Distributions payable to General Partner	41,638	41,638
Rental income received in advance	132,481	250,794
Deferred gain from investment	272,791	284,651
Other liability	411,598	411,598
Security deposits payable	29,700	29,700
Total Liabilities	11,320,793	11,781,278

Commitments and contingencies	—	—

Partners' Equity (Deficit):
Limited Partners	24,591,585	24,510,504
General Partner	(18,723)	(19,542)
Total Partners' Equity	24,572,862	24,490,962
Total Liabilities and Partners' Equity	$35,893,655	$36,272,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenue:
Rental income	$733,469	$202,422
Finance income	378,424	236,915
Gain (loss) on sale of assets	38,427	(14,005)
Investment income from participation interest and equity method investments	277,333	256,389
Interest income	179,421	392,777
Other income	9,902	—
Total Revenue	1,616,976	1,074,498

Expenses:
Management fees- Investment Manager	141,677	141,677
Depreciation and amortization	196,250	140,665
Professional fees	28,783	74,611
Administration expense	5,608	5,119
Other expenses	2,809	3,997
Interest expense	231,602	304,450
Foreign currency transaction (gains) losses	928,347	(208,198)
Total Expenses	1,535,076	462,321
Net income	81,900	612,177

Net income allocable to:
Limited Partners	$81,081	$606,056
General Partner	819	6,121
Net income	$81,900	$612,177

Weighted average number of limited partnership interest outstanding	27,721.10	27,721.10

Net income attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$2.92	$21.86

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity
Three Months Ended March 31, 2015
(Unaudited)

	Limited Partnership Interests	Total Partners' Equity	General Partner	Limited Partners

Balance, January 1, 2015	27,721.10	$24,490,962	$(19,542)	$24,510,504

Distributions to Partners	—	—	—	—
Net income	—	81,900	819	81,081
Balance, March 31, 2015	27,721.10	$24,572,862	$(18,723)	$24,591,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$81,900	$612,177
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(378,424)	(236,915)
Accrued interest income	9,326	(556,139)
Investment income from equity method investment	(51,973)	(31,029)
Interest expense payable	—	20,835
Gain on sale of assets	(38,427)	14,005
Depreciation and amortization	196,250	140,664
Foreign currency transaction losses (gains)	919,394	(205,026)
Change in operating assets and liabilities:
Accounts receivable	(346,499)	—
Accrued interest income received	113,155	1,192,328
Minimum rental payments received	472,807	747,143
Other assets	(51,672)	971,055
Accounts payable and accrued expenses	11,516	(18,362)
Deferred revenue	(11,860)	(129,832)
Accrued interest on notes and loans payable	(11,573)	—
Rental income received in advance	(118,313)	506
Net cash provided by operating activities	795,607	2,521,410

Cash flows from investing activities:
Purchase of finance leases	—	(809,845)
Proceeds from sale of leased assets	1,395	303,281
Cash paid for convertible note receivable	—	(1,175,000)
Principal payments received on convertible notes	4,285	21,428
Loan origination costs paid	—	(17,002)
Cash paid for equipment notes receivable	—	(1,136,722)
Cash received for repayment of equipment notes receivable	—	1,362,838
Investment in participation interest	—	129,133
Investment in SQN Echo LLC	—	(120,000)
Investment in SQN Echo II LLC	—	(200,000)
Net cash provided by (used in) investing activities	5,680	(1,641,889)

Cash flows from financing activities:
Proceeds from loans payable	—	705,000
Principal payments of loan payable	(453,068)	(286,298)
Repayment of note from Investment Manager	29,167	26,402
Net cash (used in) provided by financing activities	(423,901)	445,104

Net increase in cash and cash equivalents	377,386	1,324,625
Cash and cash equivalents, beginning of period	333,039	440,484
Cash and cash equivalents, end of period	$710,425	$1,765,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$243,175	$171,842

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of net value of a residual value lease to other assets	$—	$2,500,000
Reclassification of equipment subject to operating leases to other assets	$—	$1,290,120
Reclassification of other assets to equipment subject to operating leases	$(2,500,000)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

1.	Organization and Nature of Operations

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

Nature of Operations – The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-savings) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset and project financings; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that its Investment Manager believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

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

On October 9, 2013, the Partnership formed a special purpose entity, SQN Delta, LLC (“Delta”), a limited liability company registered in the state of Delaware which is 100% owned by the Partnership. The sole purpose of Delta was to acquire an $8,540,000 interest in two newly commissioned shipping vessels under long-term charter contracts. The Partnership consolidates Delta into the condensed consolidated financial statements.

On June 19, 2013, the Partnership acquired the primary economic risks and rewards in a newly formed special purpose entity, SQN Bravo LLC (“Bravo”). The Partnership’s Investment Manager evaluated this acquisition based on the following factors: (i) the Partnership was able to leverage its investments through debt at rates less than the corresponding leased equipment are earning and (ii) the Partnership was able to use the proceeds to make additional lease investments at higher rates. The Partnership consolidates Bravo into the condensed consolidated financial statements.

The Partnership will make, at the sole discretion of the Investment Manager, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after the Partnership’s initial closing which occurred on May 2, 2011. The Partnership’s income, losses and distributions are allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received total distributions equal to each Limited Partner’s capital contribution plus an 8%, compounded annually, cumulative return on each limited partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to the limited partners and 20% to the General Partner.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. at March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2014 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Partnership, Bravo and Delta, its subsidiaries, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

Use of estimates – The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts held at financial institutions.

The Partnership’s cash and cash equivalents are held principally at one financial institution in the United States of America and at times the balances may exceed federally insured limits. The Partnership has placed these funds in an international financial institution in order to minimize risk relating to exceeding insured limits. The Partnership, through SQN Capital Management (UK) Limited, maintains an unrestricted Client Account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling. At March 31, 2015 and December 31, 2014, the Partnership had £171,293 ($254,095 applying exchange rates at March 31, 2015) and £75,294 ($116,947 applying exchange rates at December 31, 2014), respectively, of cash and cash equivalents held in one bank in the United Kingdom.

Credit Risk – In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnerships’ counterparty to an agreement will at some point either have an inability or unwillingness to make contractually required payments. Concentrations of credit risk with respect to lessees are dispersed across different industry segments throughout the United Kingdom and the United States of America. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the industry segments in which they operate.

Asset Impairments – Assets in the Partnership’s investment portfolio, which are considered long lived assets, are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to recover the carrying value of the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition – The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of the lease or when there are significant changes to the lease terms.

The Partnership leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the Partnership records at lease inception the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs, if any, related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

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

The Investment Manager has an investment committee that approves each new equipment lease, financing transaction, and lease acquisition. As part of this process it determines the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Unguaranteed residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2015, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Equipment Notes Receivable — Equipment notes receivable are reported in the condensed consolidated financial statements as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the condensed consolidated financial statements. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

Equity Method — The Partnership records its 20% investment in Echo and Echo II using the equity method of accounting. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting. The Partnership’s portion of earnings in the investee are recorded as an increase in its investment and recognized in the condensed consolidated statement of operations, and any distributions received from the investee are recorded as a reduction in its investment.

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current U.S. GAAP by reducing the number of consolidation models. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

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

At March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At March 31, 2015 and December 31, 2014, the Partnership has a remaining balance on the note receivable from its Investment Manager of $229,362 and $258,529, respectively, which is included in the condensed consolidated balance sheets.

For the three months ended March 31, 2015 and 2014, the Partnership paid the Investment Manager $141,677 which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

The Partnership paid SQN Securities LLC (“Securities”), an affiliate, a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. For the three months ended March 31, 2015 and 2014, Securities was paid distribution expenses of $0.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (“Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager, also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 5), (ii) $1,937,636 in equipment subject to operating leases (See Note 6) and (iii) $2,500,000 in residual value investments in equipment on lease. In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals (See Note 6). In addition, the Partnership sold various leased assets with a net book value of $4,137,073 to Bravo. During the three months ended March 31, 2015, there was no change in the Partnership’s equity investment in Bravo. As of the March 31, 2015 the total investment in Bravo was $7,509,808.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its financial statements and results of operations (See Notes 6 and 14 for additional transactions and borrowings entered into through Bravo).

5.	Investments in Finance Leases

At March 31, 2015 and December 31, 2014, net investments in finance leases consisted of the following:

	March 31, 2015 (unaudited)	December 31, 2014
Minimum rents receivable	$14,718,211	$15,869,984
Estimated unguaranteed residual value	1,451,476	1,452,872
Unearned income	(4,538,341)	(4,916,765)

	$11,631,346	$12,406,091

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity.

During the period, the Partnership granted a rental holiday to BioWayste upon their request in order to allow the company to fund some modifications to the system that will ultimately improve the efficiency and energy production and therefore increases revenue and the amount of government subsidies in which the Partnership has a 25% share. As of March 31, 2015, the outstanding balance of this net investment in finance lease is $589,660.

Anaerobic Digestion Plant

In April 2014, the construction of the Anaerobic Digestion Plant, which was part of the Bravo transaction, was completed and the project concluded the pre-lease stage. On May 1, 2014, the second stage began with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. In May 2014, because Bravo was consolidated, the Partnership reclassified the equipment note receivable recorded for the pre-lease stage as a direct finance lease. The finance lease requires 9 monthly payments, in arrears, of £47,520 and 75 monthly payments, in arrears, of £106,500. The lease has a four year extension option which requires 48 monthly payments of £12,489.

At March 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending March 31,
2015	$126,000	$2,853,347	$2,979,347
2016	126,000	2,635,924	2,761,924
2017	126,000	2,425,804	2,551,804
2018	10,500	2,425,804	2,436,304
2019	—	1,928,930	1,928,930
Thereafter	—	2,059,902	2,059,902

	$388,500	$14,329,711	$14,718,211

(1) Converted to U.S. Dollars at March 31, 2015 exchange rate

For the three months ended March 31, 2015 and 2014, the Partnership incurred a foreign currency transaction loss (gain) on its various investments in finance leases of $678,966 and $(65,423), respectively. All amounts are included in foreign currency transaction gain in the accompanying condensed consolidated statements of operations.

6.	Investment in Equipment Subject to Operating Leases

At March 31, 2015 and December 31, 2014, investments in equipment subject to operating leases consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Aircraft rotables	$339,700	$339,700
Computer equipment	59,186	59,186
Furniture and fixtures	273,050	273,050
Modular accommodations	2,500,000	—
Plastic bulk storage containers	1,469,030	1,469,030
Accumulated depreciation	(849,332)	(656,177)

	$3,791,634	$1,484,789

Depreciation expense was $193,155 and $128,350 for the three months ended March 31, 2015 and 2014, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases is a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $565,000 of rental income for the three months ended March 31, 2015.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $11,250 in rental income for the three months ended March 31, 2015.

As part of this transaction Bravo became a party to a participation agreement and a service agreement with a third party (the “Participant”). Under the participation agreement the Participant acquired a 10% ownership interest by providing 10% of the financing for this transaction. Under the service agreement the Participant will receive 5% of the gross payments from the lessee. The Participant will provide program management services and inventory tracking and monitoring services for all of the aircraft rotable parts. Bravo is required to remit the Participant’s portion of both the participation agreement and service agreement from the gross payments from the lessee within 10 days of receipt from the lessee.

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £37,459. On December 21, 2013, the lease was extended for a minimum of two years with an optional extension at that date. The current lease requires quarterly rental payments of £4,411 which includes applicable taxes. The lease generated approximately $5,600 in rental income for the three months ended March 31, 2015.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £172,815. The lease has a remaining term through April 30, 2015 and quarterly payments of £21,014. The lease generated approximately $32,500 in rental income for the three months ended March 31, 2015.

Reusable Plastic Bulk Storage Containers – Participation

On March 30, 2012, the Partnership entered into an agreement to purchase, from an entity controlled by a third party (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the lessee of the containers entered into a 3 year extension agreement. The terms of the lease require three annual payments in the amount of approximately $471,000 ($2,610,000 multiplied by Partnership’s interest). On June 23, 2014, the Partnership purchased an additional approximate 1.67% of the residual value interest from the Selling Entity for $101,858. The transaction increased the Partnership’s interest in this investment to approximately 19.75%. The lease generated approximately $118,000 of rental income for the three months ended March 31, 2015.

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

At March 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending March 31,
2015	$481,670	$62,344	$544,014
2016	139,216	—	139,216
	$620,886	$62,344	$683,230

(1) Converted to U.S. Dollars at March 31, 2015 exchange rate.

7.	Residual Value Investments in Equipment on Lease

Gamma Knife Suite

On October 30, 2012, the Partnership entered into a Participation Agreement with a third party to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620. The Partnership paid initial direct costs, which have been included in the cost of the residual value asset, of £15,185 as follows: (i) on October 30, 2012, £8,535, (ii) on November 30, 2012, £2,979 and (iii) on July 14, 2012, £3,671.

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

9.	Equipment Notes Receivable

At March 31, 2015 and December 31, 2014, investments in equipment notes receivable consisted of the following:

Equipment Description	Maturity Date	Interest Rate	March 31, 2015 (unaudited)	December 31, 2014
Hydro-electric generating plant	04/04/15	12.00%	$2,198,603	$2,303,527
Hydro-electric generating plant	10/31/22	12.00%	2,084,992	2,122,915
Manufacturing equipment and inventory	09/04/15	12.00%	1,210,241	1,257,250
			$5,493,836	$5,683,692

Hydro-electric generating plant – Northern Ireland

On April 4, 2013, the Partnership entered into an equipment note receivable (the “Note”) for £1,440,000 with a special purpose entity controlled by a third party. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland. The plant serves as collateral for the Note. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note were used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. The borrower’s parent company has guaranteed the full amount of the Note.

Hydro-electric generating plant – Windsor, England

On October 31, 2011, the Partnership entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by a third party. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. The plant serves as collateral for the Instrument. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and is guaranteed in full by the borrower’s parent company. During the year ended December 31, 2013, the Partnership advanced an additional £250,000, under the Instrument, which provided further financing for the hydro-electric generating plant. During the year ended December 31, 2014, the borrower refinanced a portion of the Instrument with an unrelated lender. As part of the refinancing, the Partnership subordinated its debt to this lender and became a junior lender to this senior lender until the senior loan is repaid in full. After the refinancing, the principal balance of the Instrument was reduced to £1,309,564. The Instrument continues accruing interest at 12.0% per year.

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with a lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note was charged at a rate of 12% per annum and interest was payable in twelve monthly installments of $11,750 each. The note matured on March 4, 2015 and the principal balance due was payable in one lump sum. The borrower was unable to remit the lump sum payment and has requested a forbearance until September 4, 2015. The note is secured by the equipment and inventory of the borrower. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments. As of March 31, 2015, the outstanding balance of principal and interest is $1,210,241.

10.	Investment in Participation Interests

On October 9, 2013, the Partnership formed Delta, which is 100% owned by the Partnership. The sole purpose of Delta was to acquire an $8,540,000 interest in two bulk carrier vessels built in 2012. Each vessel is subject to an initial 6 year charter of which approximately 5 years remain. In accordance with the participation agreement, Delta has the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. The Partnership incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired.

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

On December 6, 2013, the Partnership formed SQN Echo, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. The Partnership originally contributed $550,000 to purchase a 20% share of Echo. Since the Partnership owns 20% of Echo and exercises significant influence, the Partnership accounts for its investment using the equity method. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the condensed consolidated financial statements of Fund IV. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

12.	Investment in SQN Echo II, LLC

On March 26, 2014, the Partnership formed SQN Echo II, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. The Partnership originally contributed $200,000 to purchase a 20% share of Echo II. Since the Partnership owns 20% of Echo II and exercises significant influence, the Partnership accounts for its investment using the equity method. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consists of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the condensed consolidated financial statements of Fund IV. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement are junior to the loan note holder. In June 2014, the Partnership funded an additional $150,000 into Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

13.	Other Assets

Other assets primarily include approximately $737,000 of several leases that were transferred from operating leases due to lease terms expiring during the period ended March 31, 2015. In addition, this balance also includes a receivable of $357,268 related to income from the senior participation 10% return on Delta’s investment in participation interest. In addition, in December 2013 the Partnership funded £500,000 to an escrow account for a lease that has not been executed as of March 31, 2015.

14.	Non-recourse Loans Payable

On June 19, 2013, Bravo borrowed $5,860,085 from a third party lender with an interest rate of 7.75% per annum. The majority of the proceeds were used to acquire various types of leased assets. Bravo entered into a financing agreement with the lender and had the ability to borrow additional amounts, at monthly intervals, between July 2013 and March 2014, which cumulatively totaled $9,130,085. The lender made additional advances to Bravo in the amount of $1,200,000 on November 19, 2013 and $2,070,000 on December 12, 2013. During the three months ended March 31, 2014, Bravo borrowed an additional $705,000 from the same lender as noted above. At March 31, 2015 and December 31, 2014, the unpaid principal balance of the loan is $5,852,545 and $6,305,612, respectively. Interest paid on the loan during the three months ended March 31, 2015 amounted to $120,361. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The lender has the right to receive 100% of the cash proceeds from all of the leased assets, including the leased assets sold by the Partnership to Bravo, until the loan is repaid in full. Beginning July 31, 2013, and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

In September 2013, the Partnership sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage containers in which the Partnership had an 18.08% participation interest. The net proceeds to the Partnership on the non-recourse sale of receivables were approximately $1,400,000. The receivable related to the note sale accrues interest at 8.5% per annum with expected maturity date of July 31, 2016. The outstanding principal balance together with accrued interest at March 31, 2015 and December 31, 2014 was $597,109 and $586,183, respectively.

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. The outstanding principal balance at March 31, 2015 and December 31, 2014 was $3,710,407.

15.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses and, approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2015 (unaudited)		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Convertible promissory note	$1,371,429	$1,371,429	$1,375,714	$1,351,213
Equipment notes receivable	$5,253,703	$5,253,703	$5,445,623	$5,460,560

Liabilities:
Loans payable	$10,149,134	$10,149,134	$10,538,998	$10,390,234

As of March 31, 2015, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

16.	Business Concentrations

For the three months ended March 31, 2015, the Partnership had two lessees which accounted for approximately 73% and 20% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2014, the Partnership had two lessees which accounted for approximately 40% and 18% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2015, the Partnership had two lessees which accounted for approximately 77% and 16% of the Partnership’s income derived from operating leases. For the three months ended March 31, 2014, the Partnership had two lessees which accounted for approximately 17% and 16% of the Partnership’s income derived from operating leases. For the three months ended March 31, 2015, the Partnership had two loans which accounted for approximately 35% and 33% the Partnership’s interest income.

At March 31, 2015, the Partnership had two lessees which accounted for approximately 72% and 20% of the Partnership’s investment in finance leases. At March 31, 2014, the Partnership had four lessees which accounted for approximately 36%, 18%, 13%, and 10% of the Partnership’s investment in finance leases. At March 31, 2015, the Partnership had two lessees which accounted for approximately 64% and 24% of the Partnership’s investment in operating leases. At March 31, 2015, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases At March 31, 2014, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At March 31, 2015, the Partnership had three lessees which accounted for approximately 40%, 38% and 22% of the Partnership’s investment in equipment notes receivable.

At March 31, 2015 and 2014, the Partnership’s convertible promissory note receivable was from a single debtor and the Partnership’s equipment notes receivable was from three debtors.

As of March 31, 2015 and December 31, 2014, the outstanding loans payable of $10,258,611 and $10,627,439 were from one lender.

17.	Geographic Information

Geographic information for revenue for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31, 2015
Revenue:	United States	Europe	Australia	Total
Rental income	$119,083	$603,119	$11,267	$733,469
Finance income	$—	$378,424	$—	$378,424
Gain on sale of assets	$19,935	$18,492	$—	$38,427
Investment income	$51,973	$225,360	$—	$277,333
Interest income	$179,421	$—	$—	$179,421

	Three Months Ended March 31, 2014
Revenue:	United States	Europe	Australia	Total
Rental income	$150,412	$40,680	$11,330	$202,422
Finance income	$—	$236,915	$—	$236,915
Loss on sale of assets	$(14,005)	$—	$—	$(14,005)
Investment income	$31,029	$225,360	$—	$256,389
Interest income	$50,033	$342,744	$—	$392,777

Geographic information for long-lived assets at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$329,197	$11,302,149	$—	$11,631,346
Investments in equipment subject to operating leases, net	$902,991	$2,589,707	$298,936	$3,791,634
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,371,429	$—	$—	$1,371,429
Equipment notes receivable, including accrued interest	$1,210,241	$4,283,595	$—	$5,493,836

	December 31, 2014
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$340,404	$12,065,687	$—	$12,406,091
Investments in equipment subject to operating leases, net	$1,000,677	$174,983	$309,129	$1,484,789
Residual value investment equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,375,714	$—	$—	$1,375,714
Equipment notes receivable, including accrued interest	$1,275,250	$4,426,442	$—	$5,683,692

18.	Subsequent Events None.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN Alternative Investment Fund III L.P, SQN Bravo LLC and SQN Delta LLC, our subsidiaries.

The following is a discussion of our current consolidated financial position and results of operations. This discussion should be read together with our Annual Report on Form 10-K, filed on March 31, 2015. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

We commenced our Operating Period on June 29, 2011 with our first equipment transaction. During the Operating Period, we invested most of the net offering proceeds in items of equipment that are subject to leases, equipment financing transactions, and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments were made with the cash proceeds generated from our initial investments, to the extent that cash was not needed for expenses, reserves, or distributions to limited partners. The investment in additional equipment in this manner is called “reinvestment.” After the termination of our Operating Period, we will sell our assets in the ordinary course of business, a time frame called the Liquidation Period. The Liquidation Period started on June 29, 2014 and is expected to last approximately four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

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

For finance leases, we record at lease inception the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, if any, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

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

Asset Impairments

The significant assets in our investment portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, we estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual value in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment will include a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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

Results of Operations for the three months ended March 31, 2015 (the “2015 Quarter”) compared to the three months ended March 31, 2014 (the “2014 Quarter”)

Our revenue for the 2015 Quarter compared to the 2014 Quarter is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue:
Rental income	$733,469	$202,422
Finance income	378,424	236,915
Gain (loss) on sale of assets	38,427	(14,005)
Investment income	277,333	256,389
Interest income	179,421	392,777
Other income	9,902	—

Total Revenue	$1,616,976	$1,074,498

For the 2015 Quarter we earned total revenue of $1,616,976 which is an increase of approximately $542,000 from our 2014 Quarter. The increase in total revenue was due to an increase in rental income of approximately $531,000, an increase of finance income of approximately $141,000, an increase in income from investments of approximately $21,000 and an increase in gain on sale of assets of approximately $52,000 offset by a decrease in interest income of approximately $213,000. The increase in rental income is primarily due to the reclassification of the leases for modular accommodations from other assets to operating leases. The increase in income from investments is a result of the income we earned from our investments in participation interests related to Delta and our investments in Echo and Echo II.

For the 2014 Quarter we earned total revenue of $1,074,498 which is an increase of $643,495 from our 2013 Quarter. The increase in total revenue was due to increased revenue from rental and interest income in addition to $256,389 of income from the Delta, Echo and Echo II agreements. All of these increases were offset by $14,005 of net loss on sales of assets and a decrease in finance income of $16,546 which was due principally to the expiration of several leases during the quarter. The increase in rental income was due to the addition of the Bravo lease portfolio in June 2013 and the Unilever lease. The increase of approximately $277,000 in interest income since the 2013 Quarter is due to several factors, the most significant was the addition of the note receivable in relation to the anaerobic digestion equipment which generated approximately $239,000 of income in the 2014 Quarter. We also earned approximately $36,000 from a convertible promissory note, $104,000 from equipment leases, $8,900 from a note receivable with our Investment Manager and $5,300 from our bank accounts. Our total revenue during the 2014 Quarter included revenue from Bravo of approximately $433,000 which includes the $14,005 on sale of assets

Our expenses for the 2015 Quarter compared to the 2014 Quarter are summarized as follows:

	Three Months Ended March 31,
	2015	2014
Expenses:
Management fees - Investment Manager	$141,677	$141,677
Depreciation and amortization	196,250	140,665
Professional fees	28,783	74,611
Administration expense	5,608	5,119
Other expenses	2,809	3,997
Interest expense	231,602	304,450
Foreign currency transaction (gains) losses	928,347	(208,198)

Total Expenses	$1,535,076	$462,321

During the 2015 Quarter, we incurred total expenses of $606,729, excluding a foreign currency transaction loss of $928,347, versus total expenses of $670,519 for the 2014 Quarter which excluded a foreign currency transaction gain of $208,198. The primary reason for the increase of approximately $64,000 from the 2014 Quarter was due to the increases in depreciation and amortization due to reclassification of operating leases offset by a decrease in professional fees and interest expense. Interest expense decreased compared to the 2014 Quarter due to paydowns of loan principal on the non-recourse loans payable. The above increases were increased by the change in foreign currency as discussed below.

For the 2015 Quarter we generated foreign currency transaction losses of $928,347, which were incurred as follows: (i) approximately $910,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 4.5% during the 2015 Quarter. For the 2014 Quarter we incurred a foreign currency transaction gain of $208,198 which was incurred as follows: (i) $200,203 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) $7,995 related to foreign exchange fluctuation changes in our cash account located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 0.9% during the 2014 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2015 Quarter of $81,900 compared to net income for the 2014 Quarter of $612,177.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$795,607	$2,521,410
Investing activities	$5,680	$(1,641,889)
Financing activities	$(423,901)	$445,104

Sources of Liquidity

We are currently in our Liquidation Period. The Liquidation Period is the time-frame in which we sell equipment under lease in the normal course of business. During this time period we anticipate that a substantial portion of our cash out-flows will be from operating activities and the majority of our cash in-flows are expected to be from operating and investing activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our limited partners, general and administrative expenses, interest on the Partnership’s, Bravo’s and Delta’s non-recourse loans payable and fees paid to our Investment Manager.

Operating Activities

During 2015, we generated cash in-flows from operating activities of $795,607. This was principally due to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of approximately $473,000 from our finance leases and cash of approximately $113,000 from our equipment notes receivable during the 2015 Period. The majority of our leases are payable in British Pound Sterling, therefore future cash in-flows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash in-flows were offset by various non-cash deductions which totaled approximately $430,000 and consisted of finance income and investment income. These non-cash deductions were offset by a non-cash increase of approximately $1,125,000 which represented depreciation and amortization, accrued interest income, and unrealized foreign currency transaction losses. We anticipate that we will continue to generate net cash in-flows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash provided by investing activities for the 2015 Period was $5,680. We received proceeds of approximately $1,400 from the sale of leased assets and approximately $4,300 for principal payments received on convertible notes. We anticipate generating cash in-flows during the Liquidation Period as we sell our various equipment leases.

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

Financings and Borrowings

Cash used by financing activities was $423,901 for the 2015 Period. During the 2015 Period, we collected approximately $29,000 from a note receivable with our Investment Manager. Offsetting this increase was cash out-flows of approximately $453,000 for principal payments on the loans payable.

Cash provided by financing activities was $445,104 for the 2014 Period. During the 2014 Period, Bravo borrowed $705,000 from an unrelated insurance company. The proceeds were utilized to enter into an agreement with the Partnership and an unrelated lender for a note receivable issued to a borrower. In addition, we collected $26,402 from a note receivable with our Investment Manager. Offsetting these increases were cash out-flows for principal payments on the loans payable.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each limited partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after our initial closing, which occurred on May 2, 2011. We expect to make distributions to our limited partners through the Operating Period. During the three months ended March 31, 2015, we made $0 of distributions to our limited partners. We did not make a cash distribution to the General Partner during the three months ended March 31, 2015; however, we accrued approximately $41,600 for distributions due to the General Partner at March 31, 2015. Although the timing of distributions may become irregular, we intend to follow the semi-annual distribution schedule at the targeted distribution rate provided the cash from operations can sustain the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

Our income, losses and distributions are allocated 99% to our limited partners and 1% to our General Partner until the limited partners have received total distributions equal to each limited partner’s capital contribution plus an 8%, compounded annually, cumulative return on each limited partner’s capital contribution. After such time, income, losses and distributions will be allocated 80% to our limited partners and 20% to our General Partner.

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

Off-Balance Sheet Transactions

None.

Contractual Obligations

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each limited partner computed at 3% (pro-rated to the date of admission for each limited partner) of each limited partner’s capital contribution which began six months after our initial closing, which occurred on May 2, 2011. We expect to make distributions to our limited partners through the Liquidation Period.

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated December 31, 2014.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated December 31, 2014.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safely Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

May 15, 2015

/s/	Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)