Form 10-Q
period 2015-06-30
SQN Alternative Investment Fund III, L.P.
filed 2015-08-14
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

At August 14, 2015, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

Assets
	June 30,	December 31,
	2015	2014
	(Unaudited)

Cash and cash equivalents	$611,123	$333,039
Accounts receivable	452,269	37,562
Investments in finance leases, net	12,267,969	12,406,091
Investments in equipment subject to operating leases, net	3,470,682	1,484,789
Residual value investments in equipment on lease	634,702	634,702
Convertible promissory note	1,345,714	1,375,714
Equipment notes receivable, including accrued interest of $381,619 and $238,069	5,878,109	5,683,692
Loan origination costs, net of accumulated amortization of $147,540 and $131,859	13,240	28,921
Due from investment manager	199,459	258,529
Initial direct costs, net of accumulated amortization of $409,966 and $403,919	59,202	65,249
Investment in participation interest	8,421,915	8,421,915
Investment in SQN Echo LLC	—	780,897
Investment in SQN Echo II LLC	—	374,739
Other assets	1,906,408	4,386,401
Total Assets	$35,260,792	$36,272,240

Liabilities and Partners' Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $123,666 and $88,441	$9,330,432	$10,627,439
Accounts payable and accrued expenses	127,010	135,458
Distributions payable to General Partner	51,340	41,638
Rental income received in advance	3,852	250,794
Deferred gain from investment	260,930	284,651
Other liability	411,598	411,598
Security deposits payable	29,700	29,700
Total Liabilities	10,214,862	11,781,278

Commitments and contingencies	—	—

Partners' Equity (Deficit):
Limited Partners	25,059,825	24,510,504
General Partner	(13,895)	(19,542)
Total Partners' Equity	25,045,930	24,490,962
Total Liabilities and Partners' Equity	$35,260,792	$36,272,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:
Rental income	$318,923	$170,656	$1,052,392	$373,078
Finance income	363,097	418,515	741,521	655,430
Gain (loss) on sale of assets	16,554	—	54,981	(14,005)
Investment income from participation interest and equity method investments	87,112	250,897	364,445	507,286
Interest income	167,866	305,129	347,287	697,906
Other income	—	—	9,902	—
Total Revenue	953,552	1,145,197	2,570,528	2,219,695

Expenses:
Management fees - Investment Manager	141,677	141,677	283,354	283,354
Depreciation and amortization	184,487	117,644	380,737	258,309
Professional fees	97,465	208,354	126,248	282,965
Administration expense	3,921	8,427	9,529	13,546
Other expenses	3,847	27,182	6,656	31,179
Interest expense	218,420	311,341	450,022	615,791
Total Expenses	649,817	814,625	1,256,546	1,485,144
Foreign currency transaction gains	(1,149,274)	(568,724)	(220,927)	(776,922)
Net income	1,453,009	899,296	1,534,909	1,511,473

Net income allocable to:
Limited Partners	$1,438,479	$890,303	$1,519,560	$1,496,359
General Partner	14,530	8,993	15,349	15,114
Net income	$1,453,009	$899,296	$1,534,909	$1,511,473

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10
Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$51.89	$32.12	$54.82	$53.98

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners' Equity

Six Months Ended June 30, 2015

(Unaudited)

	Limited Partnership Interests	Total Partners' Equity	General Partner	Limited Partners

Balance, January 1, 2015	27,721.10	$24,490,962	$(19,542)	$24,510,504

Distributions to Partners	—	(979,941)	(9,702)	(970,239)
Net income	—	1,534,909	15,349	1,519,560
Balance, June 30, 2015	27,721.10	$25,045,930	$(13,895)	$25,059,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,534,909	$1,511,473
Adjustments to reconcile net income to net cash
provided by operating activities:
Finance income	(741,521)	(655,430)
Accrued interest income	15,681	(736,776)
Investment (income) loss from equity method investment	86,277	(56,565)
(Gain) loss on sale of assets	(42,341)	14,005
Depreciation and amortization	380,737	258,309
Foreign currency transaction gains	(218,675)	(755,655)
Change in operating assets and liabilities:
Accounts receivable	(408,510)	31,698
Accrued interest income received	113,155	1,856,291
Minimum rental payments received	1,032,653	1,504,050
Due from affiliates	—	(3,010)
Other assets	161,751	765,873
Accounts payable and accrued expenses	(8,448)	73,358
Deferred revenue	(23,721)	(259,665)
Accrued interest on notes and loans payable	(151,071)	(544,634)
Rental income received in advance	(246,942)	734
Net cash provided by operating activities	1,483,934	3,004,056

Cash flows from investing activities:
Purchase of finance leases	—	(1,754,596)
Purchase of equipment subject to operating leases	—	(101,857)
Proceeds from sale of leased assets	1,396	303,281
Principal payments received on convertible notes	30,000	30,000
Loan origination costs paid	—	(23,658)
Cash paid for equipment notes receivable	—	(2,315,060)
Cash received for repayment of equipment notes receivable	—	1,362,838
Investment in participation interest	—	301,310
Investment in SQN Echo LLC	—	(120,000)
Investment in SQN Echo II LLC	—	(350,000)
Proceeds from sale of SQN Echo LLC	694,620	—
Proceeds from sale of SQN Echo II LLC	374,739	—
Other liability	—	493,509
Net cash provided by (used in) investing activities	1,100,755	(2,174,233)

Cash flows from financing activities:
Proceeds from loans payable	—	705,000
Principal payments of loan payable	(1,395,436)	(752,249)
Cash paid for distributions to Limited Partners	(970,239)	(831,634)
Repayment of note from Investment Manager	59,070	53,471
Net cash used in financing activities	(2,306,605)	(825,412)

Net increase in cash and cash equivalents	278,084	4,411
Cash and cash equivalents, beginning of period	333,039	440,484
Cash and cash equivalents, end of period	$611,123	$444,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$340,057	$1,175,806

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of equipment subject to notes receivable to investment in finance lease	$—	$9,100,449
Reclassification of net value of a residual value lease to other assets	$—	$2,500,000
Reclassification of equipment subject to operating leases to other assets	$139,417	$1,290,120
Distributions payable to General Partner	$9,702	$8,316
Reclassification of other assets to equipment subject to operating leases	$(2,500,000)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015 and 2014

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

Nature of Operations – The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-savings) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset and project financings; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that SQN Capital Management, LLC (the “Investment Manager”) believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

The General Partner of the Partnership is SQN AIF III GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The General Partner or its affiliates purchased 100 limited partnership interests (“Units”) for $100,000 on March 15, 2013.

On December 6, 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which was 20% owned by the Partnership and 80% owned by SQN AIF IV, L.P. (“Fund IV”), an entity also sponsored by the Partnership’s Investment Manager. The Partnership originally contributed $550,000 to purchase the 20% share of Echo. Fund IV contributed $2,200,000 to purchase an 80% share of Echo. Since the Partnership owned 20% of Echo and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526, which resulted in Echo recognizing a U.S. GAAP loss of $510,539, of which the Partnership recognized $102,108 based on its equity ownership in Echo. The yield on investment was 11.603% which is higher than the originally projected yield of 10%. The Partnership received approximately $705,708 in cash from Echo.

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which was 20% owned by the Partnership and 80% owned by Fund IV. The Partnership originally contributed $200,000 to purchase the 20% share of Echo II. Fund IV contributed $800,000 to purchase an 80% share of Echo II. Since the Partnership owned 20% of Echo II and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of three portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. The third portfolio consisted of direct finance leases in medical equipment. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. On June 26, 2014, the Partnership contributed an additional $150,000 to Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all lease portfolios to a third party. The third party paid total cash proceeds of $7,825,000 and assumed related outstanding debt of $5,041,652. The net book value of lease portfolios at the time of sale was $12,902,075, which resulted in Echo II recognizing a U.S. GAAP loss of $35,423, of which the Partnership recognized $7,085 based on its equity ownership in Echo II. The yield on investment was 14.083% which is higher than the originally projected yield of 10%. The Partnership received approximately $379,300 in cash from Echo II.

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

The Partnership was declared effective by the Securities and Exchange Commission (“SEC”) on March 17, 2011, which was the commencement date of the Offering Period. The Offering Period concluded on March 15, 2013. During the Offering Period, the Partnership admitted 375 limited partners, raised $27,861,100 in capital contributions, issued 27,861.10 Units at $1,000 per Unit and paid organizational and offering expenses totaling $999,119. During the Offering Period, the Partnership paid $557,222 in distribution expenses to SQN Securities LLC, (“Securities”), a majority-owned subsidiary of the Investment Manager. Securities was the sole selling agent for the Partnership’s Units. A limited partner may not redeem their Units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a limited partner.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. and Subsidiaries at June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2014 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

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

Use of estimates – The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts held at financial institutions.

The Partnership’s cash and cash equivalents are held principally at one financial institution in the United States of America and at times the balances may exceed federally insured limits. The Partnership has placed these funds in an international financial institution in order to minimize risk relating to exceeding insured limits. The Partnership, through SQN Capital Management (UK) Limited, maintains an unrestricted bank account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling. At June 30, 2015 and December 31, 2014, the Partnership had £252,254 ($396,468 applying exchange rates at June 30, 2015) and £75,294 ($116,947 applying exchange rates at December 31, 2014), respectively, of cash and cash equivalents held in one bank in the United Kingdom.

Credit Risk – In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnerships’ counterparty to an agreement will at some point either have an inability or unwillingness to make contractually required payments. Concentrations of credit risk with respect to lessees are dispersed across different industry segments throughout the United Kingdom and the United States of America. Although the Partnership does not currently have a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the industry segments in which they operate.

Asset Impairments – Assets in the Partnership’s investment portfolio, which are considered long lived assets, are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to recover the carrying value of the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2015, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Equipment Notes Receivable — Equipment notes receivable are reported in the condensed consolidated financial statements at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the condensed consolidated financial statements. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

Equity Method — The Partnership recorded its 20% investment in Echo and Echo II using the equity method of accounting. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting. The Partnership’s portion of earnings in the investee are recorded as an increase in its investment and recognized in the condensed consolidated statement of operations, and any distributions received from the investee are recorded as a reduction in its investment.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At June 30, 2015 and December 31, 2014, the Partnership has a remaining balance on the note receivable from its Investment Manager of $199,459 and $258,529, respectively, which is included in the condensed consolidated balance sheets.

For the three months ended June 30, 2015 and 2014, the Partnership paid the Investment Manager $141,677, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations. For the six months ended June 30, 2015 and 2014, the Partnership paid the Investment Manager $283,354, which is included in management fees – Investment Manager in the condensed consolidated statements of operations.

The Partnership paid SQN Securities LLC (“Securities”), an affiliate, a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. There was no distribution expense paid to Securities for the three and six months ended June 30, 2015 and 2014.

The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the limited partners on their capital contributions.

4.	SQN Bravo LLC

On June 19, 2013, the Partnership sold certain assets along with their related rental streams to a newly formed special purpose entity, SQN Bravo LLC. On the same date, the Partnership made an equity investment in Bravo. The Partnership’s Investment Manager determined that this was in the Partnership’s best interest due to the following factors: (i) the Partnership was able to leverage investments through debt at rates less than the corresponding leased equipment were earning and (ii) the Partnership was able to use the proceeds to make additional lease investments at higher rates of return.

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (“SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager, also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 5), (ii) $1,937,636 in equipment subject to operating leases (See Note 6) and (iii) $2,500,000 in residual value investments in equipment on lease. In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals (See Note 6). In addition, the Partnership sold various leased assets with a net book value of $4,137,073 to Bravo. During the six months ended June 30, 2015, there was no change in the Partnership’s equity investment in Bravo. As of the June 30, 2015, the total investment in Bravo was $7,509,808.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its financial statements and results of operations (See Notes 6 and 14 for additional transactions and borrowings entered into through Bravo).

5.	Investments in Finance Leases

At June 30, 2015 and December 31, 2014, net investments in finance leases consisted of the following:

	June 30, 2015 (unaudited)	December 31, 2014
Minimum rents receivable	$14,991,738	$15,869,984
Estimated unguaranteed residual value	1,451,476	1,452,872
Unearned income	(4,175,245)	(4,916,765)

	$12,267,969	$12,406,091

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity. During the period, the Partnership granted a rental holiday to BioWayste upon their request in order to allow the company to fund some modifications to the system that will ultimately improve the efficiency and energy production and therefore increases revenue and the amount of government subsidies in which the Partnership has a 25% share. As of June 30, 2015, the outstanding balance of this net investment in finance lease is $629,092.

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

At June 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending June 30,
2016	$126,000	$3,006,791	$3,132,791
2017	126,000	2,792,829	2,918,829
2018	126,000	2,570,201	2,696,201
2019	—	2,564,861	2,564,861
2020	—	2,008,633	2,008,633
Thereafter	—	1,670,423	1,670,423

	$378,000	$14,613,738	$14,991,738

(1) Converted to U.S. Dollars at June 30, 2015 exchange rate

For the three months ended June 30, 2015 and 2014, the Partnership incurred a foreign currency transaction gain on its various investments in finance leases of $833,372 and $329,219, respectively. All amounts are included in foreign currency transaction gain in the condensed consolidated statements of operations.

For the six months ended June 30, 2015 and 2014, the Partnership incurred a foreign currency transaction gain on its various investments in finance leases of $154,406 and $394,642, respectively. All amounts are included in foreign currency transaction gain in the condensed consolidated statements of operations.

6.	Investment in Equipment Subject to Operating Leases

At June 30, 2015 and December 31, 2014, investments in equipment subject to operating leases consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Aircraft retables	$339,700	$339,700
Computer equipment	59,186	59,186
Furniture and fixtures	—	273,050
Modular accommodations	2,500,000	—
Plastic bulk storage containers	1,469,030	1,469,030
Accumulated depreciation	(897,234)	(656,177)

	$3,470,682	$1,484,789

Depreciation expense was $181,534 and $108,679 for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense was $374,689 and $237,029 for the six months ended June 30, 2015 and 2014, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $171,000 and $736,000 of rental income for the three and six months ended June 30, 2015, respectively.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $11,250 and $22,500 in rental income for the three and six months ended June 30, 2015, respectively.

As part of this transaction Bravo became a party to a participation agreement and a service agreement with a third party (the “Participant”). Under the participation agreement, the Participant acquired a 10% ownership interest by providing 10% of the financing for this transaction. Under the service agreement, the Participant will receive 5% of the gross payments from the lessee. The Participant will provide program management services and inventory tracking and monitoring services for all of the aircraft rotable parts. Bravo is required to remit the Participant’s portion of both the participation agreement and service agreement from the gross payments from the lessee within 10 days of receipt from the lessee.

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £37,459. On December 21, 2013, the lease was extended for two years with an optional extension at that date. The current lease requires quarterly rental payments of £4,411 which includes applicable taxes. The lease generated approximately $5,600 and $11,200 in rental income for the three and six months ended June 30, 2015, respectively.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £172,815. The lease had a remaining term through April 30, 2015 and quarterly payments of £21,014. The lease generated approximately $10,900 and $43,400 in rental income for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, Bravo reclassified the lease to other assets as parts are currently held for sale.

Reusable Plastic Bulk Storage Containers – Participation

On March 30, 2012, the Partnership entered into an agreement to purchase, from an entity controlled by a third party (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the lessee of the containers entered into a 3 year extension agreement. The terms of the lease require three annual payments in the amount of approximately $471,000 ($2,610,000 multiplied by Partnership’s interest). On June 23, 2014, the Partnership purchased an additional approximate 1.67% of the residual value interest from the Selling Entity for $101,858. The transaction increased the Partnership’s interest in this investment to approximately 19.75%. The lease generated approximately $118,000 and $236,000 of rental income for the three and six months ended June 30, 2015, respectively.

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

At June 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds	Total
Years Ending June 30,
2016	$481,670	$—	$481,670
2017	139,216	—	139,216
	$620,886	$—	$620,886

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

On February 27, 2013, the Partnership entered into a Subscription and Securities Purchase Agreement to purchase a portion of a $3,500,000 Convertible Promissory Note (“Promissory Note”) from a third party. On February 28, 2013, the Partnership purchased a portion of the Promissory Note with a principal amount of $1,500,000. The Promissory Note bears simple interest at 10% per year, which is payable quarterly, in arrears, beginning June 30, 2013. The Promissory Note may be prepaid until March 31, 2016 at 120% of the outstanding principal balance plus accrued and unpaid interest. The entire principal balance is due and payable on June 30, 2018. The Promissory Note is collateralized by the shares of the borrower and by an investment portfolio consisting of among other assets, equipment leases, direct hard assets and infrastructure investments. The Promissory Note is convertible, at the Partnership’s option, into units of the borrower, as defined in the agreements.

9.	Equipment Notes Receivable

At June 30, 2015 and December 31, 2014, investments in equipment notes receivable consisted of the following:

Equipment Description	Maturity Date	Interest Rate	June 30, 2015 (unaudited)	December 31, 2014
Hydro-electric generating plant - NI	10/04/15	12.00%	$2,397,188	$2,303,527
Hydro-electric generating plant - Windsor	10/31/22	12.00%	2,270,680	2,122,915
Manufacturing equipment and inventory	09/04/15	12.00%	1,210,241	1,257,250
			$5,878,109	$5,683,692

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

Hydro-electric generating plant – Windsor, England

On October 31, 2011, the Partnership entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by a third party. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England. The plant serves as collateral for the Instrument. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and is guaranteed in full by the borrower’s parent company. During the year ended December 31, 2013, the Partnership advanced an additional £250,000 under the Instrument, which provided further financing for the hydro-electric generating plant. During the year ended December 31, 2014, the borrower refinanced a portion of the Instrument with an unrelated lender. As part of the refinancing, the Partnership subordinated its debt to this lender and became a junior lender to this senior lender until the senior loan is repaid in full. After the refinancing, the principal balance of the Instrument was reduced to £1,309,564. The Instrument continues accruing interest at 12.0% per year.

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with a lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note was charged at a rate of 12% per annum and interest was payable in twelve monthly installments of $11,750 each. The note matured on March 4, 2015 and the principal balance due was payable in one lump sum. The borrower was unable to remit the lump sum payment and has requested a forbearance until September 4, 2015. The note is on non-accrual status and is secured by the equipment and inventory of the borrower. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments. As of June 30, 2015, the outstanding balance of principal and interest is $1,210,241.

10.	Investment in Participation Interests

On October 9, 2013, the Partnership formed Delta, which is 100% owned by the Partnership. The sole purpose of Delta was to acquire an $8,540,000 interest in two bulk carrier vessels built in 2012. Each vessel is subject to an initial 6 year charter of which approximately 5 years remained. In accordance with the participation agreement, Delta has the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. The Partnership incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired.

The investment is accounted for using the cost method whereas the Partnership will recognize as income, dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. In conjunction with this transaction, the Partnership recorded a purchase discount of $340,000, which was recorded as a deferred gain on the accompanying consolidated financial statements. The gain is being amortized over the expected term of the investment and is recorded as income.

11.	Investment in SQN Echo, LLC

On December 6, 2013, the Partnership formed SQN Echo, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. The Partnership originally contributed $550,000 to purchase a 20% share of Echo. Since the Partnership owned 20% of Echo and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the condensed consolidated financial statements of Fund IV. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement were junior to the loan note holder. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526 which resulted in Echo recognizing a U.S. GAAP loss of $510,539, of which the Partnership recognized $102,108 based on its equity ownership in Echo. The yield on investment was 11.603% which is higher than the originally projected yield of 10%. The Partnership received approximately $705,708 in cash from Echo.

12.	Investment in SQN Echo II, LLC

On March 26, 2014, the Partnership formed SQN Echo II, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. The Partnership originally contributed $200,000 to purchase a 20% share of Echo II. Since the Partnership owned 20% of Echo II and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the condensed consolidated financial statements of Fund IV. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement were junior to the loan note holder. In June 2014, the Partnership funded an additional $150,000 into Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all their portfolios of leases to a third party for total cash proceeds of $7,825,000 and elimination of related outstanding debt of $5,041,652. The net book value of these leases at the time of sale was $12,902,075 which resulted in Echo II recognizing a U.S. GAAP loss of $35,423, of which the Partnership recognized $7,085 based on its equity ownership in Echo II. The yield on investment was 14.083% which is higher than the originally projected yield of 10%. The Partnership received approximately $379,300 in cash from Echo II.

13.	Other Assets

Other assets primarily include approximately $817,000 of several leases that were transferred from operating leases due to lease terms expiring during the period ended June 30, 2015. In addition, this balance also includes a receivable of $312,502 related to income from the participation return on Delta’s investment in participation interest. In addition, in December 2013 the Partnership funded £500,000 to an escrow account for a lease that has not been executed as of June 30, 2015. During the six months ended June 30, 2015, the Partnership sold certain parts of this lease for cash proceeds of approximately £62,000.

14.	Non-recourse Loans Payable

On June 19, 2013, Bravo borrowed $5,860,085 from a third party lender with an interest rate of 7.75% per annum. The majority of the proceeds were used to acquire various types of leased assets. Bravo entered into a financing agreement with the lender and had the ability to borrow additional amounts, at monthly intervals, between July 2013 and March 2014, which cumulatively totaled $9,130,085. The lender made additional advances to Bravo in the amount of $1,200,000 on November 19, 2013 and $2,070,000 on December 12, 2013. During the six months ended June 30, 2014, Bravo borrowed an additional $705,000 from the same lender as noted above. At June 30, 2015 and December 31, 2014, the unpaid principal balance of the loan is $5,047,792 and $6,305,612, respectively. Interest paid on the loan during the three and six months ended June 30, 2015 amounted to $106,541 and $226,902, respectively. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The lender has the right to receive 100% of the cash proceeds from all of the leased assets, including the leased assets sold by the Partnership to Bravo, until the loan is repaid in full. Beginning July 31, 2013, and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

In September 2013, the Partnership sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage containers in which the Partnership had an 18.08% participation interest. The net proceeds to the Partnership on the non-recourse sale of receivables were approximately $1,400,000. The receivable related to the note sale accrues interest at 8.5% per annum with expected maturity date of July 31, 2016. The outstanding principal balance together with accrued interest at June 30, 2015 and December 31, 2014 was $608,157 and $586,183, respectively.

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. The outstanding principal balance at June 30, 2015 and December 31, 2014 was $3,572,792 and $3,710,407, respectively.

15.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2015 (unaudited)		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Convertible promissory note	$1,345,714	$1,345,714	$1,375,714	$1,351,213
Equipment notes receivable	$5,496,490	$5,496,490	$5,445,623	$5,460,560

Liabilities:
Loans payable	$9,206,766	$9,206,766	$10,538,998	$10,390,234

As of June 30, 2015, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

16.	Business Concentrations

For the six months ended June 30, 2015, the Partnership had two lessees which accounted for approximately 73% and 20% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2014, the Partnership had three lessees which accounted for approximately 30%, 29% and 13% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2015, the Partnership had two lessees which accounted for approximately 70% and 22% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2014, the Partnership had two lessees which accounted for approximately 63% and 19% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2015, the Partnership had three loans which accounted for approximately 37%, 34% and 20% the Partnership’s interest income. For the six months ended June 30, 2014, the Partnership had four loans which accounted for approximately 40%, 19%, 19%, and 10% of the Partnership’s interest income.

At June 30, 2015, the Partnership had two lessees which accounted for approximately 73% and 19% of the Partnership’s investment in finance leases. At June 30, 2014, the Partnership had two lessees which accounted for approximately 62%, and 14% of the Partnership’s investment in finance leases. At June 30, 2015, the Partnership had four lessees which accounted for approximately 29%, 24%, 23% and 15% of the Partnership’s investment in operating leases. At June 30, 2014, the Partnership had two lessees which accounted for approximately 62% and 14% of the Partnership’s investment in operating leases. At June 30, 2015, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At June 30, 2014, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At June 30, 2015, the Partnership had three lessees which accounted for approximately 41%, 39% and 21% of the Partnership’s investment in equipment notes receivable. At June 30, 2014, the Partnership had two lessees which accounted for approximately 53%, and 47% of the Partnership’s investment in equipment notes receivable.

At June 30, 2015 and 2014, the Partnership’s convertible promissory note receivable was from a single debtor and the Partnership’s equipment notes receivable was from three debtors.

As of June 30, 2015 and December 31, 2014, the outstanding loans payable of $9,330,432 and $10,627,439 were from one lender.

17.	Geographic Information

Geographic information for revenue for the three months ended June 30, 2015 and 2014 was as follows:

	Three months Ended June 30, 2015
Revenue:	United States	Europe	Australia	Total
Rental income	$120,421	$187,235	$11,267	$318,923
Finance income	$—	$363,097	$—	$363,097
Gain on sale of assets	$16,554	$—	$—	$16,554
Investment income (loss)	$(138,249)	$225,361	$—	$87,112
Interest income	$167,854	$12	$—	$167,866

	Three months Ended June 30, 2014
Revenue:	United States	Europe	Australia	Total
Rental income	$117,974	$41,353	$11,329	$170,656
Finance income	$—	$418,515	$—	$418,515
Loss on sale of assets	$—	$—	$—	$—
Investment income	$56,565	$194,332	$—	$250,897
Interest income	$60,526	$244,603	$—	$305,129

Geographic information for revenue for the six months ended June 30, 2015 and 2014 was as follows:

	Six months Ended June 30, 2015
Revenue:	United States	Europe	Australia	Total
Rental income	$239,504	$790,354	$22,534	$1,052,392
Finance income	$—	$741,521	$—	$741,521
Gain on sale of assets	$36,489	$18,492	$—	$54,981
Investment income (loss)	$(86,276)	$450,721	$—	$364,445
Interest income	$347,275	$12	$—	$347,287

	Six months Ended June 30, 2014
Revenue:	United States	Europe	Australia	Total
Rental income	$268,386	$82,033	$22,659	$373,078
Finance income	$—	$655,430	$—	$655,430
Loss on sale of assets	$(14,005)	$—	$—	$(14,005)
Investment income	$56,565	$450,721	$—	$507,286
Interest income	$110,559	$587,347	$—	$697,906

Geographic information for long-lived assets at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$327,824	$11,940,145	$—	$12,267,969
Investments in equipment subject to operating leases, net	$805,306	$2,376,631	$288,745	$3,470,682
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,345,714	$—	$—	$1,345,714
Equipment notes receivable, including accrued interest	$1,210,241	$4,667,868	$—	$5,878,109

	December 31, 2014
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$340,404	$12,065,687	$—	$12,406,091
Investments in equipment subject to operating leases, net	$1,000,677	$174,983	$309,129	$1,484,789
Residual value investment equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,375,714	$—	$—	$1,375,714
Equipment notes receivable, including accrued interest	$1,275,250	$4,426,442	$—	$5,683,692

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

We commenced our Operating Period on June 29, 2011 with our first equipment transaction. During the Operating Period, we invested most of the net offering proceeds in items of equipment that are subject to leases, equipment financing transactions, and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments were made with the cash proceeds generated from our initial investments, to the extent that cash was not needed for expenses, reserves, or distributions to limited partners. The investment in additional equipment in this manner is called “reinvestment.” After the termination of our Operating Period, we will sell our assets in the ordinary course of business, a time frame called the Liquidation Period. The Liquidation Period started on June 29, 2014 and is expected to last approximately four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two extensions each for a period of one year.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our consolidated financial results. The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful lease, note and loan accounts, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Equipment Notes Receivable

Equipment notes receivable are reported in our balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in our balance sheets. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Cost method of accounting

We record our investment in participation interests at cost. Under the cost method of accounting for investments, dividends are the basis for recognition by an investor of earnings from an investment. We recognize as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. The net accumulated earnings of the investee subsequent to the date of investment are recognized by us only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.

Equity method of accounting

We recorded our investment in Echo and Echo II using the equity method since we owned a 20% investment in each of the entities. According to generally accepted accounting principles, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting.

Results of Operations for the three months ended June 30, 2015 (the “2015 Quarter”) compared to the three months ended June 30, 2014 (the “2014 Quarter”)

Our revenue for the 2015 Quarter compared to the 2014 Quarter is summarized as follows:

	Three Months Ended June 30,
	2015	2014
Revenue:
Rental income	$318,923	$170,656
Finance income	363,097	418,515
Gain on sale of assets	16,554	—
Investment income	87,112	250,897
Interest income	167,866	305,129

Total Revenue	$953,552	$1,145,197

For the 2015 Quarter, we earned total revenue of $953,552, which is a decrease of approximately $192,000 from our 2014 Quarter. The decrease in total revenue was due to a decrease in finance income of approximately $55,000, a decrease in income from investments of approximately $164,000 and a decrease in interest income of approximately $137,000 offset by an increase in rental income of approximately $148,000 and an increase in gain on sale of assets of approximately $16,000. The increase in rental income is primarily due to the reclassification of the leases for modular accommodations from other assets to operating leases. The decrease in income from investments is a result of the income we earned from our investments in participation interests related to Delta and our investments in Echo and Echo II.

For the 2014 Quarter, we earned total revenue of $1,145,197, which is an increase of $552,037 from our 2013 Quarter. The increase in total revenue was due to increased revenue from rental, finance and interest income in addition to $250,897 of income from the Delta, Echo I and Echo II agreements. The increase of approximately $88,000 in rental income was mainly attributable to the renewed lease agreement for the reusable plastic storage bins. Finance income increased by approximately $131,000 due to the reclassification of the lease for the anaerobic digestion plant from equipment notes receivable to direct finance lease. The increase of approximately $69,000 in interest income since the 2013 Quarter is due to several factors, the most significant was the addition of the note receivable in relation to the anaerobic digestion equipment which generated approximately $74,000 of income in the 2014 Quarter. We also earned approximately $35,300 from a convertible promissory note, $171,000 from equipment leases, $8,000 from a note receivable with our Investment Manager and $50 from our bank accounts

Our expenses for the 2015 Quarter compared to the 2014 Quarter are summarized as follows:

	Three Months Ended June 30,
	2015	2014
Expenses:
Management fees - Investment Manager	$141,677	$141,677
Depreciation and amortization	184,487	117,644
Professional fees	97,465	208,354
Administration expense	3,921	8,427
Other expenses	3,847	27,182
Interest expense	218,420	311,341

Total Expenses	$649,817	$814,625

Foreign currency transaction gains	$(1,149,274)	$(568,724)

During the 2015 Quarter, we incurred total expenses of $649,817 versus total expenses of $814,625 for the 2014 Quarter. The primary reason for the decrease of approximately $165,000 from the 2014 Quarter was due to the decrease in professional fees and interest expense offset by an increase in depreciation and amortization due to reclassification of operating leases. Interest expense decreased compared to the 2014 Quarter due to paydowns of loan principal on the non-recourse loans payable. The above decreases were increased by the change in foreign currency as discussed below.

For the 2015 Quarter, we generated foreign currency transaction gains of $1,149,274, which were incurred as follows: (i) approximately $1,126,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 6.0% during the 2015 Quarter. For the 2014 Quarter we incurred a foreign currency transaction gain of $568,724 which was incurred as follows: (i) $550,631 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) $13,271 related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 2.4% during the 2014 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2015 Quarter of $1,453,009 compared to net income for the 2014 Quarter of $899,296.

Results of Operations for the six months ended June 30, 2015 (the “2015 Period”) compared to the six months ended June 30, 2014 (the “2014 Period”)

Our revenue for the 2015 Period compared to the 2014 Period is summarized as follows:

	Six Months Ended June 30,
	2015	2014
Revenue:
Rental income	$1,052,392	$373,078
Finance income	741,521	655,430
Gain (loss) on sale of assets	54,981	(14,005)
Investment income	364,445	507,286
Interest income	347,287	697,906
Other income	9,902	—

Total Revenue	$2,570,528	$2,219,695

For the 2015 Period, we earned total revenue of $2,570,528, which is an increase of approximately $351,000 from our 2014 Period. The increase in total revenue was due to an increase in rental income of approximately $679,000, an increase in finance income of approximately $87,000, an increase in gain on sale of assets of approximately $69,000 and an increase in other income of approximately $10,000 offset by a decrease in interest income of approximately $351,000 and a decrease in income from investments of approximately $143,000. The increase in rental income is primarily due to the reclassification of the leases for modular accommodations from other assets to operating leases. The decrease in income from investments is a result of the income we earned from our investments in participation interests related to Delta and our investments in Echo and Echo II.

For the 2014 Period, we earned total revenue of $2,219,695, which is an increase of $1,176,473 from our 2013 Period. The increase in total revenue was due to increased revenue from rental, finance and interest income in addition to $507,286 of income from the Delta, Echo I and Echo II agreements. The increase of approximately $228,600 in rental income was mainly attributable to the renewed lease agreement for the reusable plastic storage bins. Finance income increased by approximately $114,000 due to the reclassification of the lease for the anaerobic digestion plant from equipment notes receivable to direct finance lease. The increase of approximately $346,000 in interest income since the 2013 Period is due to several factors, the most significant was the addition of the note receivable in relation to the anaerobic digestion equipment which generated approximately $341,000 of income in the 2014 Period. We also earned approximately $71,000 from a convertible promissory note, $322,000 from equipment leases, $17,100 from a note receivable with our Investment Manager and $5,300 from our bank accounts.

Our expenses for the 2015 Period compared to the 2014 Period are summarized as follows:

	Six Months Ended June 30,
	2015	2014
Expenses:
Management fees - Investment Manager	$283,354	$283,354
Depreciation and amortization	380,737	258,309
Professional fees	126,248	282,965
Administration expense	9,529	13,546
Other expenses	6,656	31,179
Interest expense	450,022	615,791

Total Expenses	$1,256,546	$1,485,144

Foreign currency transaction gains	$(220,927)	$(776,922)

During the 2015 Period, we incurred total expenses of $1,256,546 versus total expenses of $1,485,144 for the 2014 Period. The primary reason for the decrease of approximately $228,000 from the 2014 Period was due to the decrease in professional fees and interest expense offset by an increase in depreciation and amortization due to reclassification of operating leases. Interest expense decreased compared to the 2014 Period due to paydowns of loan principal on the non-recourse loans payable. The above decreases were increased by the change in foreign currency as discussed below.

For the 2015 Period, we generated foreign currency transaction gains of $220,927, which were incurred as follows: (i) approximately $206,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 1.2% during the 2015 Period. For the 2014 Period, we generated foreign currency transaction gains of $776,922 which were earned as follows: (i) $755,656 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) $21,267 related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased 3.3% during the 2014 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2015 Period of $1,534,909 compared to net income for the 2014 Period of $1,511,473.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$1,483,934	$3,004,056
Investing activities	$1,100,755	$(2,174,233)
Financing activities	$(2,306,605)	$(825,412)

Sources of Liquidity

We are currently in our Liquidation Period. The Liquidation Period is the time-frame in which we sell equipment under lease in the normal course of business. During this time period, we anticipate that a substantial portion of our cash outflows will be for financing activities and the majority of our cash inflows are expected to be from operating and investing activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our limited partners, general and administrative expenses, interest on the Partnership’s, Bravo’s and Delta’s non-recourse loans payable and fees paid to our Investment Manager.

Operating Activities

During 2015, we generated cash in-flows from operating activities of $1,483,934. This was principally due to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of approximately $1,033,000 from our finance leases and cash of approximately $113,000 from our equipment notes receivable during the 2015 Period. The majority of our leases are payable in British Pound Sterling, therefore future cash inflows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash inflows were offset by various non-cash deductions which totaled approximately $961,000 and consisted of finance income and unrealized foreign currency transaction gains. These non-cash deductions were offset by a non-cash increase of approximately $483,000 which represented depreciation and amortization, accrued interest income and investment loss from equity method investments. We anticipate that we will continue to generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

During 2014, we generated cash inflows from operating activities of $3,004,056. This was principally due to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of $1,504,050 from our finance leases and cash of $1,856,291 from our equipment notes receivable during the 2014 quarter. The majority of our leases are payable in British Pound Sterling, therefore future cash inflows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash inflows were offset by various non-cash deductions which totaled approximately $2,148,000 and consisted of finance income, accrued interest income, and unrealized foreign currency transaction gains. These non-cash deductions were offset by a non-cash increase of $329,600 which represented depreciation and amortization, loss on asset sales and accrued interest payable. We anticipate that as we enter into additional equipment leasing transactions we will continue to generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains losses from year to year.

Investing Activities

Cash provided by investing activities for the 2015 Period was $1,100,755. We received proceeds of approximately $695,000 and $375,000 as a return of capital from our investments in Echo and Echo II, respectively, due to the sale of all their portfolios of leases. We also received proceeds of $1,400 from the sale of leased assets and approximately $30,000 for principal payments received on convertible notes. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Cash used in investing activities for the 2014 Period was $2,174,233. The three biggest cash outflows of $1,754,596 were for the purchase of finance leases and $2,315,060 for the purchase of equipment notes receivable during the quarter. As noted above, we also invested an additional $120,000 in a junior partnership interest of SQN Echo LLC. During the 2014 Period, we invested $350,000 in an interest of SQN Echo II. These outflows were offset by $303,281 proceeds received from sale of leased assets, the receipt of $1,362,838 for the repayment of an outstanding note receivable and $30,000 for principal payments received on convertible notes. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Financings and Borrowings

Cash used by financing activities was $2,306,605 for the 2015 Period. During the 2015 Period, we paid approximately $1,395,000 of principal payments on the loans payable and approximately $970,000 for distributions to our limited partners. Offsetting this decrease was cash inflows of approximately $59,000 from a note receivable with our Investment Manager.

Cash used by financing activities was $825,412 for the 2014 Period. During the 2014 Period, Bravo borrowed $705,000 from an unrelated insurance company. The proceeds were utilized to enter into an agreement with the Partnership and an unrelated lender for a note receivable issued to a borrower. In addition, we collected $53,471 from a note receivable with our Investment Manager. Offsetting these increases were cash out-flows of approximately $752,000 for principal payments on the loans payable and approximately $832,000 for distributions to our limited partners.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each limited partner computed at 3% (pro-rated to the date of admission for each limited partner) of each limited partner’s capital contribution which began six months after our initial closing, which occurred on May 2, 2011. We made six semi-annual distributions to our limited partners during the Operating Period. During the six months ended June 30, 2015, we made $970,239 of distributions to our limited partners. We did not make a cash distribution to the General Partner during the six months ended June 30, 2015; however, we accrued approximately $51,300 for distributions due to the General Partner at June 30, 2015. Although the timing of distributions may become irregular, we intend to follow the semi-annual distribution schedule at the targeted distribution rate provided the cash from operations can sustain the distributions.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

August 14, 2015

/s/	Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)