Form 10-Q
period 2015-09-30
SQN Alternative Investment Fund III, L.P.
filed 2015-11-13
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

At November 13, 2015, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)

Assets
Cash and cash equivalents	$2,166,682	$333,039
Accounts receivable	512,653	37,562
Investments in finance leases, net	2,900,654	12,406,091
Investments in equipment subject to operating leases, net	3,294,958	1,484,789
Residual value investments in equipment on lease	634,702	634,702
Convertible promissory note	1,332,857	1,375,714
Equipment notes receivable, including accrued interest of $495,555 and $238,069	5,840,104	5,683,692
Loan origination costs, net of accumulated amortization of $160,021 and $131,859	759	28,921
Due from investment manager	168,803	258,529
Initial direct costs, net of accumulated amortization of $412,893 and $403,919	56,275	65,249
Investment in participation interest	8,421,915	8,421,915
Investment in SQN Echo LLC	-	780,897
Investment in SQN Echo II LLC	-	374,739
Other assets	1,680,545	4,386,401
Total Assets	$27,010,907	$36,272,240

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $23,013 and $88,441	$3,393,418	$10,627,439
Accounts payable and accrued expenses	2,064,416	135,458
Distributions payable to General Partner	101,238	41,638
Rental income received in advance	357,632	250,794
Deferred gain from investment	249,070	284,651
Other liability	-	411,598
Security deposits payable	29,700	29,700
Total Liabilities	6,195,474	11,781,278

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	20,871,134	24,510,504
General Partner	(55,701)	(19,542)
Total Partners’ Equity	20,815,433	24,490,962
Total Liabilities and Partners’ Equity	$27,010,907	$36,272,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue:
Rental income	$307,391	$175,890	$1,359,783	$548,968
Finance income	258,001	410,202	999,522	1,065,632
Gain on sale of assets	809,707	360,710	864,688	346,705
Investment income from participation interest and equity method investments	225,360	340,422	589,805	847,708
Interest income	154,439	220,343	501,726	918,249
Other income	185	-	10,087	-
Total Revenue	1,755,083	1,507,567	4,325,611	3,727,262

Expenses:
Management fees - Investment Manager	141,677	141,677	425,031	425,031
Depreciation and amortization	178,651	127,354	559,388	385,663
Professional fees	42,110	57,582	168,358	340,547
Administration expense	11,014	32,132	20,543	45,678
Other expenses	7,841	5,059	14,497	36,238
Interest expense	199,011	296,210	649,033	912,001
Total Expenses	580,304	660,014	1,836,850	2,145,158
Foreign currency transaction losses	365,580	1,125,846	144,653	348,924
Net income (loss)	809,199	(278,293)	2,344,108	1,233,180

Net income (loss) allocable to:
Limited Partners	$801,107	$(275,511)	$2,320,667	$1,220,848
General Partner	8,092	(2,782)	23,441	12,332
Net income (loss)	$809,199	$(278,293)	$2,344,108	$1,233,180

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$28.90	$(9.94)	$83.71	$44.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity

Nine Months Ended September 30, 2015

(Unaudited)

	Limited Partnership Interests	Total Partners’ Equity	General Partner	Limited Partners

Balance, January 1, 2015	27,721.10	$24,490,962	$(19,542)	$24,510,504

Distributions to Partners	-	(6,019,637)	(59,600)	(5,960,037)
Net income	-	2,344,108	23,441	2,320,667
Balance, September 30, 2015	27,721.10	$20,815,433	$(55,701)	$20,871,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,344,108	$1,233,180
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(999,522)	(1,065,632)
Accrued interest income	28,162	174,828
Investment (income) loss from equity method investment	86,277	(174,637)
Gain on sale of assets	(864,688)	(346,705)
Depreciation and amortization	559,388	385,663
Foreign currency transaction losses	51,552	301,094
Change in operating assets and liabilities:
Accounts receivable	(439,999)	31,698
Accrued interest income received	113,155	1,781,568
Minimum rental payments received	1,232,008	2,128,886
Other assets	688,657	1,125,197
Accounts payable and accrued expenses	1,928,958	133,992
Deferred revenue	(35,581)	(271,525)
Accrued interest on notes and loans payable	(380,286)	(522,224)
Rental income received in advance	106,838	354,368
Net cash provided by operating activities	4,419,027	5,269,751

Cash flows from investing activities:
Purchase of finance leases	-	(1,754,596)
Purchase of equipment subject to operating leases	-	(101,857)
Proceeds from sale of leased assets	9,800,458	2,875,702
Principal payments received on convertible notes	42,857	42,857
Loan origination costs paid	-	(23,658)
Cash paid for equipment notes receivable	-	(2,315,060)
Cash received for repayment of equipment notes receivable	-	1,362,838
Investment in participation interest	-	(640,500)
Investment in SQN Echo LLC	-	(120,000)
Investment in SQN Echo II LLC	-	(350,000)
Proceeds from sale of SQN Echo LLC	705,708	-
Proceeds from sale of SQN Echo II LLC	379,300	-
Other liability	(411,598)	493,509
Net cash provided by (used in) investing activities	10,516,725	(530,765)

Cash flows from financing activities:
Proceeds from loans payable	-	705,000
Principal payments of loan payable	(7,231,798)	(3,003,725)
Cash paid for distributions to Limited Partners	(5,960,037)	(831,634)
Repayment of note from Investment Manager	89,726	81,221
Net cash used in financing activities	(13,102,109)	(3,049,138)

Net increase in cash and cash equivalents	1,833,643	1,689,848
Cash and cash equivalents, beginning of period	333,039	440,484
Cash and cash equivalents, end of period	$2,166,682	$2,130,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$439,870	$1,434,225

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of equipment subject to notes receivable to investment in finance lease	$-	$9,100,449
Reclassification of net value of a residual value lease to other assets	$-	$2,500,000
Reclassification of equipment subject to operating leases to other assets	$139,417	$1,290,120
Reclassification of investment in finance lease to other assets	$333,528	$-
Distributions payable to General Partner	$59,600	$8,316
Reclassification of other assets to equipment subject to operating leases	$(2,500,000)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

1.	Organization and Nature of Operations

Organization – SQN Alternative Investment Fund III, L.P. (the “Partnership”) was formed on March 10, 2010, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2034.

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

On December 6, 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which was 20% owned by the Partnership and 80% owned by SQN AIF IV, L.P. (“Fund IV”), an entity also sponsored by the Partnership’s Investment Manager. The Partnership originally contributed $550,000 to purchase the 20% share of Echo. Fund IV contributed $2,200,000 to purchase an 80% share of Echo. Since the Partnership owned 20% of Echo and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526, which resulted in Echo recognizing a U.S. GAAP loss of $510,539, of which the Partnership recognized $102,108 based on its equity ownership in Echo. The yield on investment was 11.603% which exceeded the originally projected yield of 10%. The Partnership received approximately $705,708 in cash from Echo.

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which was 20% owned by the Partnership and 80% owned by Fund IV. The Partnership originally contributed $200,000 to purchase the 20% share of Echo II. Fund IV contributed $800,000 to purchase an 80% share of Echo II. Since the Partnership owned 20% of Echo II and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of three portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as equipment loans receivable in the condensed consolidated financial statements of Fund IV. The third portfolio consisted of direct finance leases in medical equipment. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. On June 26, 2014, the Partnership contributed an additional $150,000 to Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all lease portfolios to a third party. The third party paid total cash proceeds of $7,825,000 and assumed related outstanding debt of $5,041,652. The net book value of lease portfolios at the time of sale was $12,902,075, which resulted in Echo II recognizing a U.S. GAAP loss of $35,423, of which the Partnership recognized $7,085 based on its equity ownership in Echo II. The yield on investment was 14.083% which exceeded the originally projected yield of 10%. The Partnership received approximately $379,300 in cash from Echo II.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. and Subsidiaries at September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2014 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Partnership, Bravo and Delta, its subsidiaries, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

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

The Partnership’s cash and cash equivalents are held principally at one financial institution in the United States of America and at times the balances may exceed federally insured limits. The Partnership has placed these funds in an international financial institution in order to mitigate risk relating to exceeding insured limits. The Partnership, through SQN Capital Management (UK) Limited, maintains an unrestricted bank account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling. At September 30, 2015 and December 31, 2014, the Partnership had £1,288,585 ($1,954,011 applying exchange rates at September 30, 2015) and £75,294 ($116,947 applying exchange rates at December 31, 2014), respectively, of cash and cash equivalents held in one bank in the United Kingdom.

Credit Risk – In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnership’s counterparty to an agreement will at some point either have an inability or unwillingness to make contractually required payments. Concentrations of credit risk with respect to lessees are dispersed across different industry segments throughout the United Kingdom and the United States of America. Although the Partnership does not currently have a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the industry segments in which they operate.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2015, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At September 30, 2015 and December 31, 2014, the Partnership has a remaining balance on the note receivable from its Investment Manager of $168,803 and $258,529, respectively, which is included in the condensed consolidated balance sheets.

For the three months ended September 30, 2015 and 2014, the Partnership paid the Investment Manager $141,677, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, the Partnership paid the Investment Manager $425,031, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

The Partnership paid SQN Securities LLC (“Securities”), an affiliate, a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. There was no distribution expense paid to Securities for the three and nine months ended September 30, 2015 and 2014.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (“SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager, also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 5), (ii) $1,937,636 in equipment subject to operating leases (See Note 6) and (iii) $2,500,000 in residual value investments in equipment on lease. In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals (See Note 6). In addition, the Partnership sold various leased assets with a net book value of $4,137,073 to Bravo. During the nine months ended September 30, 2015, the Partnership received approximately $4,940,836 in cash from Bravo. As of September 30, 2015, the total investment in Bravo was $2,568,972.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its financial statements and results of operations (See Notes 6 and 14 for additional transactions and borrowings entered into through Bravo).

5.	Investments in Finance Leases

At September 30, 2015 and December 31, 2014, net investments in finance leases consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Minimum rents receivable	$2,766,171	$15,869,984
Estimated unguaranteed residual value	447,839	1,452,872
Unearned income	(313,356)	(4,916,765)

	$2,900,654	$12,406,091

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity. During the period, the Partnership granted a rental holiday to BioWayste upon their request in order to allow the company to fund some modifications to the system that will ultimately improve the efficiency and energy production and therefore increases revenue and the amount of government subsidies in which the Partnership has a 25% share. As of September 30, 2015, the outstanding balance of this net investment in finance lease is $612,563.

Anaerobic Digestion Plant

In April 2014, the construction of the anaerobic digestion plant, which was part of the Bravo transaction, was completed and the project concluded the pre-lease stage. On May 1, 2014, the second stage began with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. In May 2014, because Bravo was consolidated, the Partnership reclassified the equipment note receivable recorded for the pre-lease stage as a direct finance lease. The finance lease requires 9 monthly payments, in arrears, of £47,520 and 75 monthly payments, in arrears, of £106,500. The lease has a four year extension option which requires 48 monthly payments of £12,489. In August 2015, Bravo sold this finance lease to a third party. The third party paid cash proceeds of £6,043,756 ($9,387,464 applying exchange rate of 1.55325 at August 26, 2015), which is net of a value added tax of £1,261,752, ($1,959,816 applying exchange rate of 1.55325 at August 26, 2015). The net book value of this finance lease at the time of sale was $8,548,281, which resulted in the Partnership recognizing a U.S. GAAP gain of $839,183. The value added tax liability of $1,959,816 is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

At September 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending September 30,
2016	$—	$947,690	$947,690
2017	—	756,620	756,620
2018	—	541,810	541,810
2019	—	520,051	520,051

	$—	$2,766,171	$2,766,171

(1) Converted to U.S. Dollars at September 30, 2015 exchange rate of 1.5164.

For the three months ended September 30, 2015 and 2014, the Partnership incurred a foreign currency transaction loss on its various investments in finance leases of $132,555 and $797,906, respectively. All amounts are included in foreign currency transaction losses in the condensed consolidated statements of operations.

For the nine months ended September 30, 2015 and 2014, the Partnership incurred a foreign currency transaction (gain) loss on its various investments in finance leases of $(21,852) and $338,080, respectively. All amounts are included in foreign currency transaction losses in the condensed consolidated statements of operations.

6.	Investment in Equipment Subject to Operating Leases

At September 30, 2015 and December 31, 2014, investments in equipment subject to operating leases consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Aircraft rotables	$339,700	$339,700
Computer equipment	59,186	59,186
Furniture and fixtures	—	273,050
Modular accommodations	2,500,000	—
Plastic bulk storage containers	1,469,030	1,469,030
	4,367,916	2,140,966
Accumulated depreciation	(1,072,958)	(656,177)

	$3,294,958	$1,484,789

Depreciation expense was $175,724 and $115,116 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $550,413 and $352,145 for the nine months ended September 30, 2015 and 2014, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $171,000 and $907,000 of rental income for the three and nine months ended September 30, 2015, respectively.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $11,300 and $33,800 in rental income for the three and nine months ended September 30, 2015, respectively.

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

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £37,459. On December 21, 2013, the lease was extended for two years with an optional extension at that date. The current lease requires quarterly rental payments of £4,411 which includes applicable taxes. The lease generated approximately $5,700 and $16,900 in rental income for the three and nine months ended September 30, 2015, respectively.

Furniture and fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £172,815. The lease had a remaining term through April 30, 2015 and quarterly payments of £21,014. The lease generated approximately $0 and $43,400 in rental income for the three and nine months ended September 30, 2015, respectively. As of April 30, 2015, Bravo reclassified the lease to other assets as parts are currently held for sale.

Reusable Plastic Bulk Storage Containers – Participation

On March 30, 2012, the Partnership entered into an agreement to purchase, from an entity controlled by a third party (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the lessee of the containers entered into a 3 year extension agreement. The terms of the lease require three annual payments in the amount of approximately $471,000 ($2,610,000 multiplied by Partnership’s interest). On June 23, 2014, the Partnership purchased an additional approximate 1.67% of the residual value interest from the Selling Entity for $101,858. The transaction increased the Partnership’s interest in this investment to approximately 19.75%. The lease generated approximately $118,000 and $354,000 of rental income for the three and nine months ended September 30, 2015, respectively.

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

At September 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Year Ending September 30,	U.S. Dollars	British Pounds	Total

2016	$493,132	$—	$493,132

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

9.	Equipment Notes Receivable

At September 30, 2015 and December 31, 2014, investments in equipment notes receivable consisted of the following:

Equipment Description	Maturity Date	Interest Rate	September 30, 2015	December 31, 2014
			(unaudited)
Hydro-electric generating plant - NI	12/31/15	12.00%	$2,378,953	$2,303,527
Hydro-electric generating plant - Windsor	10/31/22	12.00%	2,250,910	2,122,915
Manufacturing equipment and inventory	03/31/16	12.00%	1,210,241	1,257,250
			$5,840,104	$5,683,692

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

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with a lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note was charged at a rate of 12% per annum and interest was payable in twelve monthly installments of $11,750 each. The note matured on March 4, 2015 and the principal balance due was payable in one lump sum. The borrower was unable to remit the lump sum payment and has requested a forbearance until March 31, 2016. The note is on non-accrual status and is secured by the equipment and inventory of the borrower. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments. As of September 30, 2015, the outstanding balance of principal and interest is $1,210,241.

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

On December 6, 2013, the Partnership formed SQN Echo, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. The Partnership originally contributed $550,000 to purchase a 20% share of Echo. Since the Partnership owned 20% of Echo and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the condensed consolidated financial statements of Fund IV. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement were junior to the loan note holder. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526 which resulted in Echo recognizing a U.S. GAAP loss of $510,539, of which the Partnership recognized $102,108 based on its equity ownership in Echo. The yield on investment was 11.603% which exceeded the originally projected yield of 10%. The Partnership received approximately $705,708 in cash from Echo.

12.	Investment in SQN Echo II, LLC

On March 26, 2014, the Partnership formed SQN Echo II, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. The Partnership originally contributed $200,000 to purchase a 20% share of Echo II. Since the Partnership owned 20% of Echo II and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the condensed consolidated financial statements of Fund IV. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement were junior to the loan note holder. In June 2014, the Partnership funded an additional $150,000 into Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all their portfolios of leases to a third party for total cash proceeds of $7,825,000 and elimination of related outstanding debt of $5,041,652. The net book value of these leases at the time of sale was $12,902,075 which resulted in Echo II recognizing a U.S. GAAP loss of $35,423, of which the Partnership recognized $7,085 based on its equity ownership in Echo II. The yield on investment was 14.083% which exceeded the originally projected yield of 10%. The Partnership received approximately $379,300 in cash from Echo II.

13.	Other Assets

Other assets primarily include approximately $922,000 of several leases that were transferred from operating leases due to lease terms expiring during the period ended September 30, 2015. In addition, in December 2013 the Partnership funded £500,000 to an escrow account for a lease that has not been executed as of September 30, 2015. During the nine months ended September 30, 2015, the Partnership sold certain parts of this lease for cash proceeds of approximately £62,000.

14.	Non-recourse Loans Payable

On June 19, 2013, Bravo borrowed $5,860,085 from a third party lender with an interest rate of 7.75% per annum. The majority of the proceeds were used to acquire various types of leased assets. Bravo entered into a financing agreement with the lender and had the ability to borrow additional amounts, at monthly intervals, between July 2013 and March 2014, which cumulatively totaled $9,130,085. The lender made additional advances to Bravo in the amount of $1,200,000 on November 19, 2013 and $2,070,000 on December 12, 2013. During the six months ended June 30, 2014, Bravo borrowed an additional $705,000 from the same lender as noted above. Interest paid on the loan during the three and nine months ended September 30, 2015 amounted to $99,813 and $326,715, respectively. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The lender has the right to receive 100% of the cash proceeds from all of the leased assets, including the leased assets sold by the Partnership to Bravo, until the loan is repaid in full. Beginning July 31, 2013, and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal. During the nine months ended September 30, 2015, Bravo paid back approximately $6,305,312 in cash as payment in full of this loan payable. At September 30, 2015 and December 31, 2014, the unpaid principal balance of the loan is $0 and $6,305,612, respectively.

In September 2013, the Partnership sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage containers in which the Partnership had an 18.08% participation interest. The net proceeds to the Partnership on the non-recourse sale of receivables were approximately $1,400,000. The receivable related to the note sale accrues interest at 8.5% per annum with expected maturity date of July 31, 2016. The outstanding principal balance together with accrued interest at September 30, 2015 and December 31, 2014 was $137,308 and $586,183, respectively.

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. The outstanding principal balance at September 30, 2015 and December 31, 2014 was $3,256,110 and $3,710,407, respectively.

15.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2015 (unaudited)		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Convertible promissory note	$1,332,857	$1,332,857	$1,375,714	$1,351,213
Equipment notes receivable	$5,344,549	$5,344,549	$5,445,623	$5,460,560

Liabilities:
Loans payable	$3,370,405	$3,370,405	$10,538,998	$10,390,234

As of September 30, 2015, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

16.	Business Concentrations

For the nine months ended September 30, 2015, the Partnership had two lessees which accounted for approximately 72% and 22% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2014, the Partnership had two lessees which accounted for approximately 44% and 25% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2015, the Partnership had two lessees which accounted for approximately 67% and 26% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2014, the Partnership had two lessees which accounted for approximately 65% and 19% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2015, the Partnership had three loans which accounted for approximately 39%, 36% and 20% the Partnership’s interest income. For the nine months ended September 30, 2014, the Partnership had four loans which accounted for approximately 28%, 23%, 22%, and 12% of the Partnership’s interest income.

At September 30, 2015, the Partnership had two lessees which accounted for approximately 77% and 21% of the Partnership’s investment in finance leases. At September 30, 2014, the Partnership had two lessees which accounted for approximately 75%, and 17% of the Partnership’s investment in finance leases. At September 30, 2015, the Partnership had four lessees which accounted for approximately 31%, 24%, 21% and 15% of the Partnership’s investment in operating leases. At September 30, 2014, the Partnership had three lessees which accounted for approximately 71%, 17% and 12% of the Partnership’s investment in operating leases. At September 30, 2015, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At September 30, 2014, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At September 30, 2015, the Partnership had three lessees which accounted for approximately 41%, 39% and 21% of the Partnership’s investment in equipment notes receivable. At September 30, 2014, the Partnership had three lessees which accounted for approximately 41%, 38%, and 22% of the Partnership’s investment in equipment notes receivable.

At September 30, 2015 and 2014, the Partnership’s convertible promissory note receivable was from a single debtor and the Partnership’s equipment notes receivable was from three debtors.

As of September 30, 2015 and December 31, 2014, the outstanding loans payable of $3,393,418 and $10,627,439 were from one lender.

17.	Geographic Information

Geographic information for revenue for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30, 2015
	United States	Europe	Australia	Total
Revenue:
Rental income	$118,972	$177,152	$11,267	$307,391
Finance income	$—	$258,001	$—	$258,001
Gain (loss)on sale of assets	$(29,476)	$839,183	$—	$809,707
Investment income (loss)	$—	$225,360	$—	$225,360
Interest income	$154,422	$17	$—	$154,439

	Three Months Ended September 30, 2014
	United States	Europe	Australia	Total
Revenue:
Rental income	$123,251	$41,309	$11,330	$175,890
Finance income	$—	$410,202	$—	$410,202
Gain on sale of assets	$137,513	$223,197	$—	$360,710
Investment income	$115,062	$225,360	$—	$340,422
Interest income	$68,473	$151,870	$—	$220,343

Geographic information for revenue for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30, 2015
	United States	Europe	Australia	Total
Revenue:
Rental income	$358,476	$967,506	$33,801	$1,359,783
Finance income	$—	$999,522	$—	$999,522
Gain on sale of assets	$7,013	$857,675	$—	$864,688
Investment income (loss)	$(86,276)	$676,081	$—	$589,805
Interest income	$501,697	$29	$—	$501,726

	Nine Months Ended September 30, 2014
	United States	Europe	Australia	Total
Revenue:
Rental income	$391,637	$123,342	$33,989	$548,968
Finance income	$—	$1,065,632	$—	$1,065,632
Gain on sale of assets	$123,508	$223,197	$—	$346,705
Investment income	$171,627	$676,081	$—	$847,708
Interest income	$179,032	$739,217	$—	$918,249

Geographic information for long-lived assets at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015
	United States	Europe	Australia	Total
Long-lived assets:
Investment in finance leases, net	$—	$2,900,654	$—	$2,900,654
Investments in equipment subject to operating leases, net	$707,620	$2,308,784	$278,554	$3,294,958
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,332,857	$—	$—	$1,332,857
Equipment notes receivable, including accrued interest	$1,210,241	$4,629,863	$—	$5,840,104

	December 31, 2014
	United States	Europe	Australia	Total
Long-lived assets:
Investment in finance leases, net	$340,404	$12,065,687	$—	$12,406,091
Investments in equipment subject to operating leases, net	$1,000,677	$174,983	$309,129	$1,484,789
Residual value investment equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,375,714	$—	$—	$1,375,714
Equipment notes receivable, including accrued interest	$1,275,250	$4,426,442	$—	$5,683,692

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

Equipment Notes Receivable

Equipment notes receivable are reported in our condensed consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in our condensed consolidated balance sheets. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed consolidated statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

Results of Operations for the three months ended September 30, 2015 (the “2015 Quarter”) compared to the three months ended September 30, 2014 (the “2014 Quarter”)

Our revenue for the 2015 Quarter compared to the 2014 Quarter is summarized as follows:

	Three Months Ended September 30,
	2015	2014
Revenue:
Rental income	$307,391	$175,890
Finance income	258,001	410,202
Gain on sale of assets	809,707	360,710
Investment income	225,360	340,422
Interest income	154,439	220,343
Other income	185	—

Total Revenue	$1,755,083	$1,507,567

For the 2015 Quarter, we earned total revenue of $1,755,083, which is an increase of approximately $248,000 from our 2014 Quarter. The increase in total revenue was due to an increase in rental income of approximately $131,000 and an increase in gain on sale of assets of approximately $449,000 offset by a decrease in finance income of approximately $152,000, a decrease in income from investments of approximately $115,000 and a decrease in interest income of approximately $66,000. The increase in rental income is primarily due to the reclassification of the leases for modular accommodations from other assets to operating leases. The increase in gain on sale of assets and decrease in finance income is primarily due to the sale of a finance lease during the 2015 Quarter. The decrease in income from investments is a result of no income from our investments in Echo and Echo II during the 2015 Quarter due to the sale of Echo and Echo II’s lease portfolios during the nine months ended September 30, 2015.

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

Our expenses for the 2015 Quarter compared to the 2014 Quarter are summarized as follows:

	Three Months Ended September 30,
	2015	2014
Expenses:
Management fees - Investment Manager	$141,677	$141,677
Depreciation and amortization	178,651	127,354
Professional fees	42,110	57,582
Administration expense	11,014	32,132
Other expenses	7,841	5,059
Interest expense	199,011	296,210

Total Expenses	$580,304	$660,014

Foreign currency transaction losses	$365,580	$1,125,846

During the 2015 Quarter, we incurred total expenses of $580,304 versus total expenses of $660,014 for the 2014 Quarter. The primary reason for the decrease of approximately $80,000 from the 2014 Quarter was due to the decrease in professional fees and interest expense offset by an increase in depreciation and amortization due to reclassification of operating leases. Interest expense decreased compared to the 2014 Quarter due to paydowns of loan principal on the non-recourse loans payable. The above decreases were increased by the change in foreign currency as discussed below.

For the 2015 Quarter, we generated foreign currency transaction losses of $365,580, which were incurred as follows: (i) approximately $360,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 4.0% during the 2015 Quarter. For the 2014 Quarter we generated foreign currency transaction losses of $1,125,846 which were incurred as follows: (i) approximately $1,092,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 4.6% during the 2014 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2015 Quarter of $809,199 compared to a net loss for the 2014 Quarter of $278,293.

Results of Operations for the nine months ended September 30, 2015 (the “2015 Period”) compared to the nine months ended September 30, 2014 (the “2014 Period”)

Our revenue for the 2015 Period compared to the 2014 Period is summarized as follows:

	Nine Months Ended September 30,
	2015	2014
Revenue:
Rental income	$1,359,783	$548,968
Finance income	999,522	1,065,632
Gain (loss) on sale of assets	864,688	346,705
Investment income	589,805	847,708
Interest income	501,726	918,249
Other income	10,087	—

Total Revenue	$4,325,611	$3,727,262

For the 2015 Period, we earned total revenue of $4,325,611, which is an increase of approximately $598,000 from our 2014 Period. The increase in total revenue was due to an increase in rental income of approximately $811,000, an increase in gain on sale of assets of approximately $518,000 and an increase in other income of approximately $10,000 offset by a decrease in finance income of approximately $66,000, a decrease in interest income of approximately $416,000 and a decrease in income from investments of approximately $258,000. The increase in rental income is primarily due to the reclassification of the leases for modular accommodations from other assets to operating leases. The increase in gain on sale of assets and decrease in finance income is primarily due to the sale of a finance lease during the 2015 Period. The decrease in income from investments is a result of no income from our investments in Echo and Echo II during the 2015 Quarter due to the sale of Echo and Echo II’s lease portfolios during the nine months ended September 30, 2015.

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

Our expenses for the 2015 Period compared to the 2014 Period are summarized as follows:

	Nine Months Ended September 30,
	2015	2014
Expenses:
Management fees - Investment Manager	$425,031	$425,031
Depreciation and amortization	559,388	385,663
Professional fees	168,358	340,547
Administration expense	20,543	45,678
Other expenses	14,497	36,238
Interest expense	649,033	912,001

Total Expenses	$1,836,850	$2,145,158

Foreign currency transaction losses	$144,653	$348,924

During the 2015 Period, we incurred total expenses of $1,836,850 versus total expenses of $2,145,158 for the 2014 Period. The primary reason for the decrease of approximately $308,000 from the 2014 Period was due to the decrease in professional fees and interest expense offset by an increase in depreciation and amortization due to reclassification of operating leases. Interest expense decreased compared to the 2014 Period due to paydowns of loan principal on the non-recourse loans payable. The above decreases were increased by the change in foreign currency as discussed below.

For the 2015 Period, we generated foreign currency transaction losses of $144,653, which were incurred as follows: (i) approximately $150,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the offsetting remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 2.4% during the 2015 Period. For the 2014 Period, we generated foreign currency transaction losses of $348,924 which were incurred as follows: (i) approximately $302,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) approximately $47,000 related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 3.3% during the 2014 Period. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2015 Period of $2,344,108 compared to net income for the 2014 Period of $1,233,180.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$4,419,027	$5,269,751
Investing activities	$10,516,725	$(530,765)
Financing activities	$(13,102,109)	$(3,049,138)

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

Operating Activities

During 2015, we generated cash inflows from operating activities of $4,419,027. This was principally due to net income of approximately $2,344,000 and to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of approximately $1,232,000 from our finance leases and cash of approximately $113,000 from our equipment notes receivable during the 2015 Period. The majority of our leases are payable in British Pound Sterling, therefore future cash inflows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash inflows were offset by various non-cash deductions which totaled approximately $1,864,000 and consisted of finance income and gains on sale of assets. These non-cash deductions were offset by a non-cash increase of approximately $725,000 which represented depreciation and amortization, accrued interest income, unrealized foreign currency transaction losses and investment loss from equity method investments. We anticipate that we will continue to generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

During 2014, we generated cash inflows from operating activities of $5,269,751. This was principally due to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of $2,128,886 from our finance leases and cash of $1,781,568 from our equipment notes receivable during the 2014 Period. The majority of our leases are payable in British Pound Sterling, therefore future cash in-flows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash in-flows were offset by various non-cash deductions which totaled approximately $1,584,000 and consisted of finance income, investment income, and gain on sale of assets. These non-cash deductions were offset by a non-cash increase of $862,000 which represented depreciation and amortization, accrued interest income, and unrealized foreign currency transaction losses. We anticipate that we will continue to generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

Investing Activities

Cash provided by investing activities for the 2015 Period was $10,516,725. We received proceeds of approximately $706,000 and $379,000 as a return of capital from our investments in Echo and Echo II, respectively, due to the sale of all their portfolios of leases. We also received proceeds of approximately $9,800,000 from the sale of leased assets and approximately $43,000 for principal payments received on convertible notes. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

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

Financings and Borrowings

Cash used by financing activities was $13,102,109 for the 2015 Period. During the 2015 Period, we paid approximately $7,232,000 of principal payments on the loans payable and approximately $5,960,000 for distributions to our limited partners. Offsetting this decrease was cash inflows of approximately $90,000 from a note receivable with our Investment Manager.

Cash used by financing activities was $3,049,138 for the 2014 Period. During the 2014 Period, Bravo borrowed $705,000 from an unrelated lender. The proceeds were utilized to enter into an agreement with the Partnership and the unrelated lender for a note receivable issued to a borrower. In addition, we collected $81,221 from a note receivable with our Investment Manager. Offsetting these increases were cash outflows of approximately $3,003,725 for principal payments on the loans payable and approximately $832,000 for distributions to our limited partners.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after our initial closing, which occurred on May 2, 2011. We made six semi-annual distributions to our Limited Partners during the Operating Period. During the nine months ended September 30, 2015, we made $5,960,037 of distributions to our Limited Partners. We did not make a cash distribution to the General Partner during the nine months ended September 30, 2015; however, we accrued approximately $101,200 for distributions due to the General Partner at September 30, 2015. Although the timing of distributions may become irregular, we intend to follow the semi-annual distribution schedule at the targeted distribution rate provided the cash from operations can sustain the distributions.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

November 13, 2015

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

