Form 10-K
period 2015-12-31
SQN Alternative Investment Fund III, L.P.
filed 2016-03-30
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Number of outstanding units of limited partnership interests of the registrant on March 30, 2016 was 27,721.10.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Alternative Investment Fund III L.P.

Annual Report on Form 10-K for Year Ended December 31, 2015

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

Our Offering Period commenced on March 17, 2011 and on May 2, 2011, the first business day after April 30, 2011, we admitted 19 Limited Partners with total capital contributions of $1,200,500. From May 3, 2011 through December 31, 2011, we admitted an additional 118 Limited Partners with total capital contributions of $7,250,400. For the year ended December 31, 2012, we admitted an additional 188 limited partners with total capital contributions of $13,904,200. From January 1, 2013 through March 15, 2013, the date the Offering Period concluded, we admitted an additional 50 Limited Partners, including our Investment Manager who invested $100,000 on March 15, 2013, and received additional capital contributions totaling $5,506,000. Due to our not achieving certain equity raising milestones during the Offering Period, our General Partner and/or our Investment Manager are required to reimburse us for organizational and offering expenses of $441,897 previously paid. At March 15, 2013, organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At December 31, 2015, the balance of the note receivable from the Investment Manager to the Partnership was $137,373, which is included as Due from investment manager on the accompanying consolidated financial statements.

SQN Securities, LLC (“Securities”), a Delaware limited liability company and a majority-owned subsidiary of the Investment Manager was the sole selling agent of the Partnership’s units. Securities is a broker-dealer registered with the SEC and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Security Investor Protection Corporation. We paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities also sponsored by the Partnership’s Investment Manager. For the years ended December 31, 2015 and 2014, we did not make any payments to Securities for distribution expenses. For the years ended December 31, 2015 and 2014, our Investment Manager did not make payments for organizational and offering expenses on our behalf.

Net offering proceeds to us after deducting organizational and offering expenses and distribution expenses were approximately $26,750,000.

We commenced our Operating Period on June 29, 2011 with our first equipment transaction. During the Operating Period, we invested most of the net offering proceeds in equipment that was subject to leases, equipment financing transactions, and residual ownership rights in leased equipment, as described above. After the net offering proceeds were invested, additional investments were made with the cash proceeds generated from our initial investments, to the extent that cash was not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner was called “reinvestment.” After the termination of our Operating Period, we will sell our assets in the ordinary course of business, a time frame called the Liquidation Period. The Liquidation Period started on June 29, 2014 and is expected to last approximately four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

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

At December 31, 2015, we had total assets of $23,548,819. Of this amount, $9,362,827 was for various investments: (i) $1,714,019 related to investments in finance leases and the related initial direct costs (ii) $3,452,536 related to investments in equipment subject to operating leases (iii) $634,702 related to residual value investments in equipment on lease and (iv) $3,561,570 was associated with equipment notes receivable and accrued interest. For the year ended December 31, 2015, two of our lessees accounted for approximately 93% of the total rental income and two of the lessees accounted for approximately 93% of the total finance income. In addition to the above leases, we also had a convertible promissory note receivable of $1,320,000, and an investment in a participation interest of $8,421,915. For the year ended December 31, 2015, we had net income of $1,164,544.

At December 31, 2014, we had total assets of $36,272,240. Of this amount, $20,274,523 was for various investments: (i) $12,471,340 related to investments in finance leases and the related initial direct costs (ii) $1,484,789 related to investments in equipment subject to operating leases (iii) $634,702 related to residual value investments in equipment on lease and (iv) $5,683,692 was associated with equipment notes receivable and accrued interest. For the year ended December 31, 2014, two of our lessees accounted for approximately 83% of the total rental income and two of the lessees accounted for approximately 77% of the total finance income. In addition to the above leases, we also had a convertible promissory note receivable of $1,375,714, an investment in a participation interest of $8,421,915, an equity method investment in SQN Echo LLC of $780,897 and an equity method investment in SQN Echo II LLC of $374,739. For the year ended December 31, 2014, we had net income of $921,267.

On June 19, 2013, the Partnership sold certain assets, along with their related rental streams, to a newly formed special purpose entity, SQN Bravo LLC (“Bravo”). The Partnership’s Investment Manager determined that this was in its best interests due to the following factors: (i) the Partnership was able to leverage investments through debt at rates less than the rates the corresponding leased equipment were earning and (ii) the Partnership was able to use the proceeds to make additional lease investments at higher rates.

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

At December 31, 2015 and 2014, the Partnership’s investment portfolio consisted of the following transactions:

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity. During the period, the Partnership granted a rental holiday to BioWayste upon their request in order to allow the company to fund some modifications to the system that will ultimately improve the efficiency and energy production and therefore increase revenue and the amount of government subsidies in which the Partnership has a 25% share. As of December 31, 2015, the outstanding balance of this net investment in finance lease is $601,695.

Anaerobic Digestion Plant

In September 2013, Bravo entered into an equipment note receivable agreement with a third party to advance up to £6,000,000 to provide financing for equipment in relation to an anaerobic digestion plant. From September 2013 through February 2014, Bravo funded £5,470,000 of that amount, with the remainder to be funded at a future date. The initial funding of £1,993,860 was made by us and increased our interest in our investment in Bravo. The Anaerobic Digestion project is in two stages. The first is the pre-lease stage when Bravo finances the construction of the plant according to certain milestones that get certified by an independent party. Bravo charged 1% interest per month for that stage. When the plant is constructed and produces a predetermined amount of energy, the second stage begins with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. In April 2014, the construction of the anaerobic digestion plant, which was part of the Bravo transaction, was completed and the project concluded the pre-lease stage. On May 1, 2014, the second stage began with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. In May 2014, because Bravo was consolidated, we reclassified the equipment note receivable recorded for the pre-lease stage as a direct finance lease. The finance lease requires 9 monthly payments, in arrears, of £47,520 and 75 monthly payments, in arrears, of £106,500. The lease has a four year extension option which requires 48 monthly payments of £12,489. In August 2015, Bravo sold this finance lease to a third party. The third party paid cash proceeds of £6,043,756 ($9,387,464 applying exchange rate of 1.55325 at August 26, 2015), which is net of a value added tax of £1,261,752, ($1,959,816 applying exchange rate of 1.55325 at August 26, 2015). The net book value of this finance lease at the time of sale was $8,548,281, which resulted in us recognizing a U.S. GAAP gain of $839,183.

Furniture and Fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £179,170. The lease is through March 31, 2015 and a renewal period through December 31, 2016. The lease term has quarterly payments of £20,380 through March 31, 2015. The renewal period has quarterly payments of £6,750 through December 31, 2016. At the end of the renewal period the lessee acquires title to the furniture and fixtures.

Medical Equipment

On March 27, 2013, we entered into a finance lease transaction for medical equipment located in the United States of America for $475,317. The finance lease has a 60 month term, requires monthly payments, in advance, of $10,500 and included a bargain purchase option at the expiration of the lease term. The initial monthly rental payment was paid on March 27, 2013.

On June 19, 2013, we sold the investment in this medical equipment to Bravo.

Commercial LED lighting

On February 28, 2013, our Investment Manager entered into a transaction under a Vendor Program, and allocated the transaction to us. The transaction was to finance the installation of an LED lighting system for a community center located in the United Kingdom for £20,941. This transaction has a lease term of 36 months, which commenced upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement, we receive quarterly lease payments, in advance, of £2,055. After the lease term expires, title to the equipment will pass to the lessee. As of December 31, 2015, this lease has expired.

Bottle Recycling and Extrusion Production Line

On June 29, 2011, we entered into a Participation Agreement (the “Agreement”) for an ownership interest in a Hire Purchase Agreement (the “HP Agreement”). The HP Agreement is between an independent United Kingdom leasing entity and the lessee of a bottle recycling and extrusion line located in the United Kingdom. We made our initial payment under the Agreement on June 29, 2011 totaling £1,100,000 and made our final payment on October 13, 2011 totaling £730,000.

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period ran through June 30, 2012 at which time the fixed rental period began. During the initial rental period we received monthly rental income between £11,229 and £18,425. The fixed rental period is for a term of 60 months and we receive monthly payments of £41,021. At lease termination the lessee has an option to purchase the leased equipment at a fixed price. Our portion of the proceeds will be £253,821. We paid initial direct costs as follows: (i) on November 30, 2011 we paid £9,125 and (ii) on July 15, 2011 we paid £45,775 related to the acquisition of this leased equipment. As result of the dramatic decline in oil prices, a key component in the production of plastics, the lessee has suffered a significant downturn in its business and profitability as the price of recycled plastics no longer presented an attractive alternative to new plastic products. The Investment Manager has determined that collecting the total outstanding balance of this finance lease is unlikely and has therefore written down the value of this finance lease by £817,348 ($1,209,838 using exchange rate of 1.4802 on December 31, 2015) and is included in provision for lease, note, and loan losses on the consolidated statements of operations.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $1,075,000 of rental income for the year ended December 31, 2015.

Aircraft Rotables

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

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £37,459. On December 21, 2013, the lease was extended for a minimum of two years with an optional extension at that date. The current lease requires for quarterly rental payments of £4,411 which includes applicable taxes. As of December 31, 2015, this lease has expired.

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

Reusable Plastic Bulk Storage Containers – Participation

On March 30, 2012, we entered into a participation agreement with a third party to purchase an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the lessee entered into a 3 year extension agreement. The Investment Manager determined that it is an operating lease. The terms of the lease require three annual payments in the amount of $471,000 ($2,610,000 multiplied by our interest). On June 23, 2014, we purchased an additional approximate 1.67% of the residual value interest from the third party at the net book value, for $101,858. The transaction increased our interest in this investment to approximately 19.75%.

Subsequent to the extension of the lease, we entered into a transaction to sell the right to the receivable to another third party for $1,406,604. We are also required to make a one-time payment to the buyer in the amount of $139,216 after the lease expires. We continue to own the underlying assets and are entitled to any residual value on this investment subject to an existing remarketing agreement.

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

Hydro-electric Generating Plant – Northern Ireland

On April 4, 2013, we entered into an equipment note receivable (the “Note”) for £1,440,000 with a special purpose entity controlled by a third party. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland, as collateral for the Note. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note were used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. The borrower’s parent company has guaranteed the full amount of the Note.

Hydro-electric Generating Plant – Windsor, England

On October 31, 2011, we entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by a third party. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England, as collateral for the Instrument. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and is guaranteed in full by the borrower’s parent company. During the year ended December 31, 2013, we advanced an additional £250,000, under the Instrument, which provided further financing for the hydro-electric generating plant located on the Romney Weir in Windsor, England.

During the year ended December 31, 2014, the borrower refinanced a portion of the notes with an unrelated lender. As part of the refinancing, we subordinated our debt to this lender and became a junior lender to this senior lender until the senior loan is repaid in full. After refinancing, the principal balance on the books was reduced to £1,309,564. The instrument continues accruing interest at 12.0% per year. On December 23, 2015, we sold this equipment note receivable and received cash of £1,594,194 ($2,359,793 using exchange rate of 1.4802 on December 23, 2015) as payment in full of principal and interest.

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with us and an unrelated lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note is charged at a rate of 12% per annum and interest is payable in twelve monthly installments of $11,750 each. The note matured on March 4, 2015 and the principal balance due was payable in one lump sum. The borrower was unable to remit the lump sum payment and has requested a forbearance until March 31, 2016. The note is on non-accrual status and is secured by the equipment and inventory of the borrower. We advanced $470,000 to Bravo to fund the transaction. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments. As of December 31, 2015, the outstanding balance of principal and interest is $1,175,000.

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

SQN Delta LLC

On October 9, 2013, we formed a special purpose entity, SQN Delta, LLC (“Delta”), a limited liability company registered in the state of Delaware which is 100% owned by the Partnership. On October 25, 2013, Delta entered into a participation agreement with unrelated third parties for the purchase of an approximate $8,540,000 ownership interest in two bulk carrier vessels. Each vessel is subject to an initial 6 year charter of which approximately 4 years remain. In accordance with the participation agreement, we have the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. We incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired. In addition to the above debt, we contributed $4,000,000 to Delta to complete the investment.

Investment in SQN Echo LLC

On December 6, 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which was 20% owned by the Partnership and 80% owned by SQN AIF IV, L.P. (“Fund IV”), an entity also sponsored by the Partnership’s Investment Manager. The Partnership originally contributed $550,000 to purchase the 20% share of Echo. Fund IV contributed $2,200,000 to purchase an 80% share of Echo. Since the Partnership owned 20% of Echo and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526, which resulted in Echo recognizing a U.S. GAAP loss of $510,539, of which the Partnership recognized $102,108 based on its equity ownership in Echo. The yield on investment was 11.603% which exceeded the originally projected yield of 10%. The Partnership received approximately $705,708 in cash from Echo.

Investment in SQN Echo II LLC

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which was 20% owned by the Partnership and 80% owned by Fund IV. The Partnership originally contributed $200,000 to purchase the 20% share of Echo II. Fund IV contributed $800,000 to purchase an 80% share of Echo II. Since the Partnership owned 20% of Echo II and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of three portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as equipment loans receivable in the consolidated financial statements of Fund IV. The third portfolio consisted of direct finance leases in medical equipment. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. On June 26, 2014, the Partnership contributed an additional $150,000 to Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all lease portfolios to a third party. The third party paid total cash proceeds of $7,825,000 and assumed related outstanding debt of $5,041,652. The net book value of lease portfolios at the time of sale was $12,902,075, which resulted in Echo II recognizing a U.S. GAAP loss of $35,423, of which the Partnership recognized $7,085 based on its equity ownership in Echo II. The yield on investment was 14.083% which exceeded the originally projected yield of 10%. The Partnership received approximately $379,300 in cash from Echo II.

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

Financial Information Regarding Geographic Areas

The Partnership has long-lived assets, which include finance leases, operating leases, residual value investments and project financings, and the Partnership generates revenues in geographic areas outside of the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 16 Geographic Information in the consolidated financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 30, 2016
General Partner	1
Limited Partners	375

The Partnership pays, at the sole discretion of the Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after our initial closing, which occurred on May 2, 2011 through the Partnership’s Operating Period, which concluded on June 29, 2014. The Liquidation Period started on June 29, 2014 and is expected to last approximately four years. For the years ended December 31, 2015 and 2014, the Partnership paid cash distributions to our Limited Partners totaling $5,960,036 and $1,801,878, respectively. As of December 31, 2015, the Partnership accrued $2,633,505 for distributions payable to our Limited Partners. As of December 31, 2015, the Partnership accrued $127,573 for distributions payable to our General Partner.

The Partnership is required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to the Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, the Partnership’s Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2015. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, the Partnership may subsequently revise this valuation.

During the offering of the Partnership’s Units and consistent with NASD Rule 2340(c), the value of the Partnership’s Units are estimated to be the offering price of $1,000 per Unit. At December 31, 2015, the Partnership was in the Liquidating Period, which the Partnership had begun on June 29, 2014, and the value of the Units are estimated to be the offering price of $1,000 per Unit.

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

As noted above, the foregoing valuation was performed solely for ERISA and FINRA purposes described above and was based solely on the Partnership’s Investment Manager’s perception of market conditions and the types and amounts of the Partnership’s assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of the Partnership’s Units or the Partnership’s assets. Our Investment Manager did not obtain independent third-party appraisals for any of the Partnership’s assets. In addition, as stated above, as there is no significant public trading market for our Units at this time and none is expected to develop, there can be no assurance that limited partners could receive $1,000 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. Furthermore, there can be no assurance:

●	as to the amount Limited Partners may actually receive if and when we seek to liquidate the Partnership’s assets or the amount of lease and note receivable payments and asset disposition proceeds the Partnership will actually receive over our remaining term; the total amount of distributions the Partnership’s Limited Partners may receive may be less than $1,000 per Unit primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay distribution expenses and organizational and offering expenses;

●	that the foregoing valuation, or the method used to establish the value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

●	that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Units.

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

	Years Ended December 31,
	2015	2014
Total revenue	$5,259,768	$4,783,010
Net income	$1,164,544	$921,267
Net income allocable to Limited Partners	$1,152,899	$912,054
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10
Net income per weighted average number of limited partnership interests outstanding	$41.59	$32.90
Distributions paid to Limited Partners	$8,593,541	$1,801,878
Distributions per weighted average number of limited partnership interests outstanding	$310.00	$65.00

	December 31,
	2015	2014
Total assets	$23,548,819	$36,272,240
Partners’ Equity	$16,976,030	$24,490,962

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

We commenced our Operating Period on June 29, 2011 with our first equipment transaction. During the Operating Period we invested most of the net offering proceeds in items of equipment that were subject to leases, equipment financing transactions, and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments were made with the cash proceeds generated from our initial investments, to the extent that cash was not needed for expenses, reserves, or distributions to Limited Partners. The investment in additional equipment in this manner was called “reinvestment.” After the termination of our Operating Period, we will sell our assets in the ordinary course of business, a time frame called the Liquidation Period. The Liquidation Period started on June 29, 2014 and is expected to last approximately four years, unless it is extended, at the sole discretion of our General Partner for a maximum of two one-year extensions.

Current Business Environment and Outlook

We believe that 2016 will continue to provide for opportunities in equipment lease and asset finance investments which allows for market opportunities during our liquidation period. While interest rates have been at historical lows, we expect rates to increase later in the year. Increasing interest rates generally result in increased returns on asset based investments but it also increases the cost of leverage so we do not see much of a net effect on our gross margins on the leverage portions of our portfolios. Our single investor leases and loans should benefit from any increase in interest rates over the long term. In the short term, we are seeing a lot of downward pressure on returns in certain of the asset classes that we have historically invested in in the United Kingdom. Specifically, alternative energy products tied to UK government subsidies such as solar installations and LED lighting. Specialty finance firms have raised a tremendous amount of capital targeted toward these asset classes which has driven down financing rates across the sector. The competitive environment is firming up with a few large participants exiting the market but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we think there is more opportunity than there has been in years to exit season portfolios of equipment leases. Overall we think the Partnership has a positive outlook for profitability in 2016 and we anticipate capital asset and equipment sales will be an essential part of that profitability.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2016 Equipment Leasing and Financing U.S. Economic Outlook,” the U.S. economy’s growth is expected to be above 4.3% in 2016, the fastest pace since the 2008-2009 recession. The moderate growth forecast reflects economic crosswinds, as weakness in the global economy (particularly China), low commodity prices, and a strong dollar are diminishing businesses’ incentive to invest, while a strengthening U.S. economy and elevated propensity to finance should propel growth in the equipment finance sector. The U.S. credit system is healthy and financial stress is muted, limiting financial risks going into next year. Solid U.S. economic data are setting the stage for gradual Fed interest rate increases in 2016, which may alleviate spread compression for equipment lessors. Ships and boats investment growth is poised to strengthen in 2016. Economic growth will be driven by a number of positive factors such as a strong housing market recovery, falling natural gas prices, robust auto sales, record high household wealth, steadily improving credit availability, and improving employment. However, these positive trends are counter-balanced by slow international growth, moderating fiscal consolidation and the continued threat of policy uncertainty. More dependable economic growth will help to generate stronger overall investment in equipment and software. Additionally, a rising interest rate environment could induce companies to lock in lower rates. Overall, these trends could yield a positive result for the equipment finance industry.

Recent Significant Transactions

Investment in SQN Echo II LLC

On March 26, 2014, we formed SQN Echo II, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. We originally contributed $200,000 to purchase a 20% share of Echo II. Since we owned 20% of Echo II and exercised significant influence, we accounted for our investment using the equity method of accounting. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the consolidated financial statements of Fund IV. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement were junior to the loan note holder. In June 2014, we funded an additional $150,000 into Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all their portfolios of leases to a third party for total cash proceeds of $7,825,000 and elimination of related outstanding debt of $5,041,652. The net book value of these leases at the time of sale was $12,902,075 which resulted in Echo II recognizing a U.S. GAAP loss of $35,423, of which we recognized $7,085 based on our equity ownership in Echo II. The yield on investment was 14.083% which exceeded the originally projected yield of 10%. We received approximately $379,300 in cash from Echo II.

Investment in SQN Echo LLC

On December 6, 2013, we formed SQN Echo, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. we originally contributed $550,000 to purchase a 20% share of Echo. Since we owned 20% of Echo and exercised significant influence, we accounted for our investment using the equity method of accounting. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the consolidated financial statements of Fund IV. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement were junior to the loan note holder. In February 2014, we funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526 which resulted in Echo recognizing a U.S. GAAP loss of $510,539, of which we recognized $102,108 based on our equity ownership in Echo. The yield on investment was 11.603% which exceeded the originally projected yield of 10%. We received approximately $705,708 in cash from Echo.

Anaerobic Digestion Plant

In September 2013, Bravo entered into an equipment note receivable agreement with a third party to advance up to £6,000,000 to provide financing for equipment in relation to an anaerobic digestion plant. From September 2013 through February 2014, Bravo funded £5,470,000 of that amount, with the remainder to be funded at a future date. The initial funding of £1,993,860 was made by us and increased our interest in our investment in Bravo. The Anaerobic Digestion project is in two stages. The first is the pre-lease stage when Bravo finances the construction of the plant according to certain milestones that get certified by an independent party. Bravo charged 1% interest per month for that stage. When the plant is constructed and produces a predetermined amount of energy, the second stage begins with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. In April 2014, the construction of the anaerobic digestion plant, which was part of the Bravo transaction, was completed and the project concluded the pre-lease stage. On May 1, 2014, the second stage began with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. In May 2014, because Bravo was consolidated, we reclassified the equipment note receivable recorded for the pre-lease stage as a direct finance lease. The finance lease requires 9 monthly payments, in arrears, of £47,520 and 75 monthly payments, in arrears, of £106,500. The lease has a four year extension option which requires 48 monthly payments of £12,489. In August 2015, Bravo sold this finance lease to a third party. The third party paid cash proceeds of £6,043,756 ($9,387,464 applying exchange rate of 1.55325 at August 26, 2015), which is net of a value added tax of £1,261,752, ($1,959,816 applying exchange rate of 1.55325 at August 26, 2015). The net book value of this finance lease at the time of sale was $8,548,281, which resulted in us recognizing a U.S. GAAP gain of $839,183.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $1,075,000 of rental income for the year ended December 31, 2015.

Equipment Notes Receivable

Hydro-electric Generating Plant – Windsor, England

On October 31, 2011, we entered into a Senior Loan Note Instrument (the “Instrument”) with a special purpose entity controlled by a third party. This special purpose entity was set-up to provide financing for a hydro-electric generating plant located on the Romney Weir in Windsor, England, as collateral for the Instrument. The total amount available under the Instrument is £2,125,000, accrues interest at 12.0% per year and is guaranteed in full by the borrower’s parent company. During the year ended December 31, 2013, we advanced an additional £250,000, under the Instrument, which provided further financing for the hydro-electric generating plant located on the Romney Weir in Windsor, England.

During the year ended December 31, 2014, the borrower refinanced a portion of the notes with an unrelated lender. As part of the refinancing, we subordinated our debt to this lender and became a junior lender to this senior lender until the senior loan is repaid in full. After refinancing, the principal balance on the books was reduced to £1,309,564. The instrument continues accruing interest at 12.0% per year. On December 23, 2015, we sold this equipment note receivable and received cash of £1,594,194 ($2,359,793 using exchange rate of 1.4802 on December 23, 2015) as payment in full of principal and interest.

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with us and an unrelated lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note is charged at a rate of 12% per annum and interest is payable in twelve installments of $11,750 each. The note matured on March 4, 2015 and the principal balance due was payable in one lump sum. The borrower was unable to remit the lump sum payment and has requested a forbearance until March 31, 2016. The note is on non-accrual status and is secured by the equipment and inventory of the borrower. We advanced $470,000 to Bravo to fund the transaction. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments. As of December 31, 2015, the outstanding balance of principal and interest is $1,175,000.

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

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined at lease inception based upon the terms of each lease, or when there are significant changes to the lease terms. We capitalize initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense. For a finance lease, initial direct costs are capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

Asset Impairments

The significant assets in our investment portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, we estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those inflows. If an impairment is determined to exist, it is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual value in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment will include a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Notes Receivable

Equipment notes receivable are reported in our consolidated balance sheets as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in our consolidated balance sheets. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the consolidated statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status with any accrued revenue being reversed. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

Equity method of accounting

We recorded our 20% investment in Echo and Echo II using the equity method of accounting. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting. Our portion of earnings in the investee are recorded as an increase in our investment and recognized in the consolidated statement of operations, and any distributions received from the investee are recorded as a reduction in our investment.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations for the Year Ended December 31, 2015 (“2015”) as compared to the Year Ended December 31, 2014 (“2014”)

Our Offering Period terminated on March 15, 2013, after which time we no longer accepted Limited Partner capital contributions. During the Offering Period the majority of our cash inflows were from Limited Partners purchasing our Units. After the termination of our Offering Period, the majority of our cash inflows are expected to come from rental payments, interest payments, and sales proceeds from our various equipment investments.

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

Revenue for 2015 and 2014 is summarized as follows:

	For the Year Ended December 31,
	2015	2014
Revenue:
Rental income	$1,661,659	$734,643
Finance income	1,068,023	1,458,869
Gain on sale of assets	860,762	392,030
Investment income	850,462	1,037,078
Interest income	808,775	1,160,390
Other income	10,087	—

Total Revenue	$5,259,768	$4,783,010

For the year ended December 31, 2015, we earned total revenue of $5,259,768, which is an increase of approximately $477,000 from 2014. The increase in total revenue was due to an increase in rental income of approximately $927,000, an increase in gain on sale of assets of approximately $469,000 and an increase in other income of approximately $10,000 offset by a decrease in finance income of approximately $391,000, a decrease in interest income of approximately $352,000 and a decrease in income from investments of approximately $187,000. The increase in rental income is primarily due to the reclassification of the leases for modular accommodations from other assets to operating leases. The increase in gain on sale of assets and decrease in finance income is primarily due to the sale of a finance lease during the year ended December 31, 2015. The decrease in income from investments is a result of no income from our investments in Echo and Echo II during the second half of 2015 due to the sale of Echo and Echo II’s lease portfolios during the year ended December 31, 2015.

Expenses for 2015 and 2014 are summarized as follows:

	Year Ended December 31,
	2015	2014

Provision for lease, note, and loan losses	$1,368,767	$—

Expenses:
Management fees - Investment Manager	$566,708	$570,308
Depreciation and amortization	832,627	516,442
Professional fees	202,070	316,549
Administration expense	31,381	50,602
Other expenses	15,717	38,368
Interest expense	737,277	1,150,020
Total Expenses	$2,385,780	$2,642,289

Foreign currency transaction losses	$340,677	$1,219,454

During the year ended December 31, 2015, we incurred total expenses of $2,385,780 versus total expenses of $2,642,289 for the year ended December 31, 2014. The primary reason for the decrease of approximately $256,000 from 2014 was due to a decrease in professional fees and interest expense offset by an increase in depreciation and amortization due to reclassification of operating leases. Interest expense decreased compared to 2014 due to paydowns of loan principal on the non-recourse loans payable. We also incurred a provision for lease, note, and loan losses of approximately $1,369,000 in 2015 due to the write down of a finance lease and other assets during 2015.

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

For the year ended December 31, 2015, we generated foreign currency transaction losses of $340,677, which were incurred as follows: (i) approximately $364,000 loss was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) approximately $23,000 gain was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 5.0% during the year ended December 31, 2015. For 2014, we generated foreign currency transaction losses of $1,219,454 which were incurred as follows: (i) approximately $1,130,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) approximately $88,000 related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased 5.8% during 2014.

Net income

As a result of the factors discussed above we incurred net income of $1,164,544 for the the year ended December 31, 2015, compared to net income of $921,267 for the year ended December 31, 2014.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31
	2015	2014
Cash provided by (used in):
Operating activities	$3,693,623	$4,315,155
Investing activities	$12,039,950	$755,199
Financing activities	$(13,249,698)	$(5,177,799)

Sources of Liquidity

We are currently in our Liquidation Period. The Liquidation Period is the time-frame in which we sell equipment under lease in the normal course of business. During this time period we anticipate that a substantial portion of our cash outflows will be from operating activities and the majority of our cash inflows are expected to be from operating and investing activities. We believe that the cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our Limited Partners, general and administrative expenses, interest on the Partnership’s, Bravo’s and Delta’s non-recourse loan payable and fees paid to our Investment Manager.

Operating Activities

During 2015, we generated cash inflows from operating activities of $3,693,623. This was principally due to net income of approximately $1,165,000 and to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of approximately $1,265,000 from our finance leases and cash of approximately $572,000 from our equipment notes receivable during 2015. The majority of our leases are payable in British Pound Sterling, therefore future cash inflows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash inflows were offset by various non-cash deductions which totaled approximately $1,929,000 and consisted of finance income and gains on sale of assets. These non-cash deductions were offset by a non-cash increase of approximately $2,562,000 which represented depreciation and amortization, accrued interest income, unrealized foreign currency transaction losses, investment loss from equity method investments and provision for lease, note and loan losses. We anticipate that we will continue to generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

During 2014, we generated cash inflows from operating activities of $4,315,155. This was principally due to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of approximately $2,443,000 from our finance leases and cash of approximately $1,904,000 from our equipment notes receivable during 2014. The majority of our leases are payable in British Pound Sterling, therefore future cash inflows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash inflows were offset by various non-cash deductions which totaled approximately $1,987,000 and consisted of finance income, investment income, and gain on sale of assets. These non-cash deductions were offset by a non-cash increase of approximately $1,647,000 which represented depreciation and amortization and unrealized foreign currency transaction losses. We anticipate that we will continue to generate net cash in-flows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

Investing Activities

Cash provided by investing activities for 2015 was $12,039,950. We received proceeds of approximately $706,000 and $379,000 as a return of capital from our investments in Echo and Echo II, respectively, due to the sale of all their portfolios of leases. We also received proceeds of approximately $9,800,000 from the sale of leased assets, the receipt of approximately $1,938,000 for the repayment of an outstanding note receivable and approximately $56,000 for principal payments received on convertible notes. These inflows were offset by cash outflows of approximately $428,000 for the purchase/refurbishment of operating leases and approximately $412,000 for repayment of other liability during 2015. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

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

Financing Activities

Cash used by financing activities was $13,249,698 for 2015. During 2015, we paid approximately $7,411,000 of principal payments on the loans payable and approximately $5,960,000 for distributions to our limited partners. Offsetting this decrease was cash inflows of approximately $121,000 from a note receivable with our Investment Manager.

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

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after the our initial closing which occurred on May 2, 2011. We made distributions to our Limited Partner’s through the Operating Period. During the years ended December 31, 2015 and 2014, we made cash distributions to our Limited Partners totaling approximately $5,960,036 and $1,801,878, respectively, and we accrued approximately $2,633,505 for distributions due to the Limited Partners at December 31, 2015. We did not make a cash distribution to the General Partner during the years ended December 31, 2015 and 2014; however, we accrued approximately $127,573 for distributions due to the General Partner at December 31, 2015.

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

Off-Balance Sheet Transactions

None.

Subsequent Events

Subsequent to December 31, 2015, the Partnership sold a finance lease for cash of £109,000.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

SQN Alternative Investment Fund III L.P. and Subsidiaries

New York, NY

We have audited the accompanying consolidated balance sheets of SQN Alternative Investment Fund III L.P. and Subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SQN Alternative Investment Fund III L.P. and Subsidiaries as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, NY

March 30, 2016

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets

Cash and cash equivalents	$2,816,914	$333,039
Accounts receivable	3,538	37,562
Investments in finance leases, net	1,660,512	12,406,091
Investments in equipment subject to operating leases, net	3,452,536	1,484,789
Residual value investments in equipment on lease	634,702	634,702
Convertible promissory note	1,320,000	1,375,714
Equipment notes receivable, including accrued interest of $255,082 and $238,069	3,561,570	5,683,692
Loan origination costs, net of accumulated amortization of $160,328 and $131,859	452	28,921
Due from Investment Manager	137,373	258,529
Initial direct costs, net of accumulated amortization of $415,661 and $403,919	53,507	65,249
Investment in participation interest	8,421,915	8,421,915
Investment in SQN Echo LLC	-	780,897
Investment in SQN Echo II LLC	-	374,739
Other assets	1,485,800	4,386,401
Total Assets	$23,548,819	$36,272,240

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $32,011 and $88,441	$3,223,396	$10,627,439
Accounts payable and accrued expenses	85,462	135,458
Distributions payable to Limited Partners	2,633,505	-
Distributions payable to General Partner	127,573	41,638
Rental income received in advance	235,944	250,794
Deferred gain from investment	237,209	284,651
Other liability	-	411,598
Security deposits payable	29,700	29,700
Total Liabilities	6,572,789	11,781,278

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	17,069,862	24,510,504
General Partner	(93,832)	(19,542)
Total Partners’ Equity	16,976,030	24,490,962
Total Liabilities and Partners’ Equity	$23,548,819	$36,272,240

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

Revenue:
Rental income	$1,661,659	$734,643
Finance income	1,068,023	1,458,869
Gain on sale of assets	860,762	392,030
Investment income from participation interest and equity method investments	850,462	1,037,078
Interest income	808,775	1,160,390
Other income	10,087	-
Total Revenue	5,259,768	4,783,010
Provision for lease, note, and loan losses	1,368,767	-
Revenue less provision for lease, note, and loan losses	3,891,001	4,783,010

Expenses:
Management fees - Investment Manager	566,708	570,308
Depreciation and amortization	832,627	516,442
Professional fees	202,070	316,549
Administration expense	31,381	50,602
Other expenses	15,717	38,368
Interest expense	737,277	1,150,020
Total Expenses	2,385,780	2,642,289
Foreign currency transaction losses	340,677	1,219,454
Net income	$1,164,544	$921,267

Net income allocable to:
Limited Partners	$1,152,899	$912,054
General Partner	11,645	9,213
Net income	$1,164,544	$921,267

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10

Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$41.59	$32.90

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statement of Changes in Partners’ Equity

Years ended December 31, 2015 and 2014

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners
Balance, January 1, 2014	27,721.10	$25,397,908	$(2,420)	$25,400,328

Distributions to Partners	-	(1,828,213)	(26,335)	(1,801,878)
Net income	-	921,267	9,213	912,054

Balance, December 31, 2014	27,721.10	24,490,962	(19,542)	24,510,504

Distributions to Partners	-	(8,679,476)	(85,935)	(8,593,541)
Net income	-	1,164,544	11,645	1,152,899
Balance, December 31, 2015	27,721.10	$16,976,030	$(93,832)	$17,069,862

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,164,544	$921,267
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(1,068,023)	(1,458,869)
Accrued interest income	28,469	(1,112,671)
Investment loss (income) from equity method investment	86,277	(135,636)
Provision for lease, note, and loan losses	1,368,767	-
Gain on sale of assets	(860,762)	(392,030)
Depreciation and amortization	832,627	516,441
Foreign currency transaction losses	245,446	1,130,882
Change in operating assets and liabilities:
Accounts receivable	93,341	(5,864)
Accrued interest income received	571,728	1,903,938
Minimum rental payments received	1,264,393	2,442,489
Other assets	720,547	1,313,826
Accounts payable and accrued expenses	(49,996)	43,159
Deferred revenue	(47,442)	(283,386)
Accrued interest on notes and loans payable	(641,443)	(793,632)
Rental income received in advance	(14,850)	225,241
Net cash provided by operating activities	3,693,623	4,315,155

Cash flows from investing activities:
Purchase of finance leases	-	(1,754,596)
Purchase/refurbishments of equipment subject to operating leases	(428,049)	(101,857)
Proceeds from sale of leased assets	9,800,458	2,875,702
Principal payments received on convertible notes	55,714	60,000
Loan origination costs paid	-	(23,658)
Cash paid for equipment notes receivable	-	(2,315,060)
Cash received for repayment of equipment notes receivable	1,938,417	1,362,838
Investment in participation interest	-	710,232
Investment in SQN Echo LLC	-	(120,000)
Investment in SQN Echo II LLC	-	(350,000)
Proceeds from sale of SQN Echo LLC	705,708	-
Proceeds from sale of SQN Echo II LLC	379,300	-
Other liability	(411,598)	411,598
Net cash provided by investing activities	12,039,950	755,199

Cash flows from financing activities:
Proceeds from loans payable	-	705,000
Principal payments of loan payable	(7,410,818)	(4,190,592)
Cash paid for distributions to Limited Partners	(5,960,036)	(1,801,878)
Repayment of note from Investment Manager	121,156	109,671
Net cash used in financing activities	(13,249,698)	(5,177,799)

Net increase (decrease) in cash and cash equivalents	2,483,875	(107,445)
Cash and cash equivalents, beginning of year	333,039	440,484
Cash and cash equivalents, end of year	$2,816,914	$333,039

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$898,443	$1,943,652

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of equipment subject to notes receivable to investment in finance lease	$-	$9,100,449
Reclassification of net value of a residual value lease to other assets	$-	$2,500,000
Reclassification of equipment subject to operating leases to other assets	$139,417	$1,290,120
Reclassification of investment in finance lease to other assets	$333,528	$-
Distributions payable to Limited Partners	$2,633,505	$-
Distributions payable to General Partner	$85,935	$26,335
Reclassification of other assets to equipment subject to operating leases	$(2,500,000)	$-
Reclassification of investment in participation interest to other assets	$-	$143,768

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

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

On October 9, 2013, the Partnership formed a special purpose entity, SQN Delta, LLC (“Delta”), a limited liability company registered in the state of Delaware which is 100% owned by the Partnership. The sole purpose of Delta is to acquire an $8,540,000 interest in two commissioned shipping vessels under long-term charter contracts. The Partnership consolidates Delta into the consolidated financial statements.

On June 19, 2013, the Partnership acquired the primary economic risks and rewards in a special purpose entity, SQN Bravo LLC (“Bravo”). The Partnership’s Investment Manager evaluated this acquisition based on the following factors: (i) the Partnership was able to leverage its investments through debt at rates less than the rates the corresponding leased equipment is earning and (ii) the Partnership was able to use the proceeds to make additional lease investments at higher rates. The Partnership consolidates Bravo into the consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements of SQN Alternative Investment Fund III, L.P. at December 31, 2015 and 2014 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation — The consolidated financial statements include the accounts of the Partnership and its subsidiaries where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

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

The Partnership’s cash and cash equivalents are held principally at one financial institution in the United States of America and at times the balances may exceed federally insured limits. The Partnership has placed these funds in an international financial institution in order to minimize risk relating to exceeding insured limits. The Partnership, through Summit Asset Management Limited, maintains an unrestricted bank account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling. At December 31, 2015 and 2014, the Partnership had £45,405 ($67,209 applying exchange rates at December 31, 2015) and £75,294 ($116,947 applying exchange rates at December 31, 2014), respectively, of cash and cash equivalents held in two banks in the United Kingdom.

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

Asset Impairments — Assets in the Partnership’s investment portfolio, which are considered long lived assets, are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to recover the carrying value of the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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

For operating leases, rental income is recognized on the straight line basis over the lease term. Billed and uncollected operating lease receivables will be included in accounts receivable. Accounts receivable are stated at their estimated net realizable value. Rental income received in advance is the difference between the timing of the cash payments and the income recognized and is on the straight line basis.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2015, an allowance for doubtful lease, note and loan accounts was recorded for loans which are deemed to be non-performing, there is a provision for lease, note and loan losses of $1,368,767. At December 31, 2014, an allowance for doubtful lease, note and loan accounts was not provided since, in the opinion of the Investment Manager, all accounts recorded were deemed collectible.

Equipment Notes Receivable — Equipment notes receivable are reported in the consolidated financial statements at the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the consolidated financial statements. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status with all accrued revenue reversed through current operations. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions and does not expect any material adjustments to be made. The tax years 2015, 2014 and 2013 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.	Related Party Transactions

The General Partner is responsible for the operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $999,119, to reimburse the General Partner for expenses incurred in the preparation for qualification under federal and state securities laws. Total organizational and offering expenses may not exceed 2% of all offering proceeds. At the end of the Offering Period, the total offering proceeds were less than the maximum offering of $50,000,000, the General Partner was required to reimburse a portion of the organizational and offering expenses previously paid. The Offering Period ended on March 15, 2013 with the Partnership receiving $27,861,100 in total capital contributions and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $441,897. Organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At March 15, 2013, the Partnership recorded an amount due from the Investment Manager in the amount of $441,897, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates on December 2016. At December 31, 2015 and 2014, the Partnership has a remaining balance on the note receivable from its Investment Manager of $137,373 and $258,529, respectively, which is included in the consolidated balance sheets.

The Partnership paid the Investment Manager for organizational and offering expenses incurred on behalf of the Partnership and a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, the Partnership raised total offering proceeds of less than $36,000,000, the management fee would be reduced to such an amount that over the entire life of the Partnership the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. The Partnership did not reach this equity threshold. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through December 2016. The reduced management fee was based upon the Investment Manager’s expectation that the Partnership will conclude its business operations during June 2017. The Investment Manager will continue to monitor the Partnership’s operations, which may change the monthly management fee amount. The monthly management fee reimburses the Investment Manager for normal overhead expenses, which include, but are not limited to, employee compensation, rent, professional services, office equipment, and supplies. For the years ended December 31, 2015 and 2014, the Partnership paid the Investment Manager $566,708 and $570,308, respectively, which is included in Management fees – Investment Manager in the accompanying consolidated statements of operations.

The Partnership paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. There was no distribution expense paid to Securities for the years ended December 31, 2015 and 2014.

The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

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

5.	Investments in Finance Leases

At December 31, 2015 and 2014, net investments in finance leases consisted of the following:

	2015	2014
Minimum rents receivable	$1,617,366	$15,869,984
Estimated unguaranteed residual value	51,498	1,452,872
Unearned income	(8,352)	(4,916,765)

	$1,660,512	$12,406,091

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity. During the period, the Partnership granted a rental holiday to BioWayste upon their request in order to allow the company to fund some modifications to the system that will ultimately improve the efficiency and energy production and therefore increase revenue and the amount of government subsidies in which the Partnership has a 25% share. As of December 31, 2015, the outstanding balance of this net investment in finance lease is $601,695.

Anaerobic Digestion Plant

In September 2013, Bravo entered into an equipment note receivable agreement with a third party to advance up to £6,000,000 to provide financing for equipment in relation to an anaerobic digestion plant. From September 2013 through February 2014, Bravo funded £5,470,000 of that amount, with the remainder to be funded at a future date. The initial funding of £1,993,860 was made by the Partnership and increased the Partnership’s interest in its investment in Bravo. The Anaerobic Digestion project is in two stages. The first is the pre-lease stage when Bravo finances the construction of the plant according to certain milestones that get certified by an independent party. Bravo charged 1% interest per month for that stage. When the plant is constructed and produces a predetermined amount of energy, the second stage begins with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. In April 2014, the construction of the anaerobic digestion plant was completed and the project concluded the pre-lease stage. On May 1, 2014, the second stage began with interest charged at a rate of 9.5% under an equipment lease for an initial term of seven years with a four year extension. In May 2014, because Bravo was consolidated, the Partnership reclassified the equipment note receivable recorded for the pre-lease stage as a direct finance lease. The finance lease requires 9 monthly payments, in arrears, of £47,520 and 75 monthly payments, in arrears, of £106,500. The lease has a four year extension option which requires 48 monthly payments of £12,489. In August 2015, Bravo sold this finance lease to a third party. The third party paid cash proceeds of £6,043,756 ($9,387,464 applying exchange rate of 1.55325 at August 26, 2015), which is net of a value added tax of £1,261,752, ($1,959,816 applying exchange rate of 1.55325 at August 26, 2015). The net book value of this finance lease at the time of sale was $8,548,281, which resulted in the Partnership recognizing a U.S. GAAP gain of $839,183.

Furniture and Fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £179,170. The lease term is through March 31, 2015 and a renewal period through December 31, 2016. The lease term has quarterly payments of £20,380 through March 31, 2015. The renewal period has quarterly payments of £6,750 through December 31, 2016. At the end of the renewal period the lessee acquires title to the furniture and fixtures.

Medical Equipment

On March 27, 2013, the Partnership entered into a finance lease transaction for medical equipment located in the United States of America for $475,317. The finance lease has a 60 month term, requires monthly payments, in advance, of $10,500 and includes a bargain purchase option at the expiration of the lease term. The initial monthly rental payment was paid on March 27, 2013.

On June 19, 2013, the Partnership sold its investment in this medical equipment to Bravo.

Commercial LED Lighting

On February 28, 2013, the Partnership’s Investment Manager entered into a transaction under a vendor program, and allocated the transaction to the Partnership. The transaction was to finance the installation of a LED lighting system for a community center located in the United Kingdom for £20,941. This transaction has a lease term of 36 months, which commenced upon completion of the installation of the lighting system, which was completed during early March 2013. Under the terms of the agreement the Partnership receives quarterly lease payments, in advance, of £2,055. After the lease term expires title to the equipment will pass to the lessee. As of December 31, 2015, this lease has expired.

Bottle Recycling and Extrusion Production Line

On June 29, 2011, the Partnership entered into a Participation Agreement (the “Agreement”) for an ownership interest in a Hire Purchase Agreement (the “HP Agreement”). The HP Agreement is between an independent United Kingdom leasing entity and the lessee of a bottle recycling and extrusion line located in the United Kingdom. The Partnership made it’s initial payment under the Agreement on June 29, 2011 totaling £1,100,000 and made it’s final payment on October 13, 2011 totaling £730,000.

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period ran through June 30, 2012 at which time the fixed rental period began. The fixed rental period is for a term of 60 months and the Partnership receives monthly payments of £41,021. At lease termination the lessee has an option to purchase the leased equipment at a fixed price. The Partnership’s portion of the proceeds will be £253,821. The Partnership paid initial direct costs as follows: (i) on November 30, 2011, the Partnership paid £9,125 and (ii) on July 15, 2011, the Partnership paid £45,775 related to the acquisition of this leased equipment. As result of the dramatic decline in oil prices, a key component in the production of plastics, the lessee has suffered a significant downturn in its business and profitability as the price of recycled plastics no longer presented an attractive alternative to new plastic products. The Investment Manager has determined that collecting the total outstanding balance of this finance lease is unlikely and has therefore written down the value of this finance lease by £817,348 ($1,209,838 using exchange rate of 1.4802 on December 31, 2015) and is included in provision for lease, note, and loan losses on the consolidated statements of operations.

At December 31, 2015, the aggregate amounts of future minimum lease payments receivable, are as follows:

	Lease Payment Currencies
	U.S. Dollars	British Pounds (1)	Total
Years Ending December 31,
2016	$—	$908,733	$908,733
2017	—	708,633	708,633
	$—	$1,617,366	$1,617,366

(1) Converted to U.S. Dollars at December 31, 2015 exchange rate of 1.4802.

For the years ended December 31, 2015 and 2014, the Partnership incurred a foreign currency transaction loss on its various investments in finance leases of $255,473 and $1,055,923, respectively. All amounts are included in foreign currency transaction losses in the consolidated statements of operations.

6.	Investment in Equipment Subject to Operating Leases

At December 31, 2015 and 2014, investments in equipment subject to operating leases consisted of the following:

	December 31, 2015	December 31, 2014

Aircraft rotables	$339,700	$339,700
Computer equipment	59,186	59,186
Furniture and fixtures	—	273,050
Modular accommodations	2,928,049	—
Plastic bulk storage containers	1,469,030	1,469,030
	4,795,965	2,140,966
Accumulated depreciation	(1,343,429)	(656,177)

	$3,452,536	$1,484,789

Depreciation expense was $820,884 and $479,597 for the years ended December 31, 2015 and 2014, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $1,075,000 of rental income for the year ended December 31, 2015.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $45,100 and $44,400 in rental income for the years ended December 31, 2015 and 2014, respectively.

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

Computer Equipment

On June 19, 2013, Bravo purchased a lease for computer equipment located in the United Kingdom from SQN Fund II for £37,459. On December 21, 2013, the lease was extended for a minimum of two years with an optional extension at that date. The current lease requires for quarterly rental payments of £4,411, which includes applicable taxes. The lease generated approximately $20,600 and $24,200 in rental income for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, this lease has expired.

Furniture and Fixtures

On June 19, 2013, Bravo purchased a lease for furniture and fixtures located in the United Kingdom from SQN Fund II for £172,815. The lease had a remaining term through April 30, 2015 and quarterly payments of £21,014. The lease generated approximately $43,400 and $138,600 in rental income for the years ended December 31, 2015 and 2014, respectively. As of April 30, 2015, Bravo reclassified the lease to other assets as parts are currently held for sale.

Reusable Plastic Bulk Storage Containers - Participation

On March 30, 2012, the Partnership entered into an agreement to purchase from an entity controlled by a third party (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the lessee of the containers entered into a 3 year extension agreement. The terms of the lease require three annual payments in the amount of approximately $471,000 ($2,610,000 multiplied by Partnership’s interest). On June 23, 2014, the Partnership purchased an additional approximate 1.67% of the residual value interest from the Selling Entity for $101,858. The transaction increased the Partnership’s interest in this investment to approximately 19.75%. The lease generated approximately $472,000 and $472,000 of rental income for the years ended December 31, 2015 and 2014, respectively.

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

At December 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Year Ending December 31,	U.S. Dollars	British Pounds (1)	Total

2016	$420,232	$349,511	$769,743
2017	45,072	$349,511	394,583
2018	45,072	$349,511	394,583
2019	7,512	$221,216	228,728
	$517,888	$1,269,748	$1,787,636

(1) Converted to U.S. Dollars at December 31, 2015 exchange rate of 1.4802.

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

9.	Equipment Notes Receivable

At December 31, 2015 and 2014, investments in equipment notes receivable consisted of the following:

Equipment Description	Maturity Date	Interest Rate	December 31, 2015	December 31, 2014

Hydro-electric generating plant - NI	12/31/16	12.00%	$2,386,570	$2,303,527
Hydro-electric generating plant - Windsor	10/31/22	12.00%	—	2,122,915
Manufacturing equipment and inventory	03/31/16	12.00%	1,175,000	1,257,250
			$3,561,570	$5,683,692

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

During the year ended December 31, 2014, the borrower refinanced a portion of the Instrument with an unrelated lender. As part of the refinancing, the Partnership subordinated its debt to this lender and became a junior lender to this senior lender until the senior loan is repaid in full. After the refinancing, the principal balance of the Instrument was reduced to £1,309,564. The Instrument continues accruing interest at 12.0% per year. On December 23, 2015, the Partnership sold this equipment note receivable and received cash of £1,594,194 ($2,359,793 using exchange rate of 1.4802 on December 23, 2015) as payment in full of principal and interest.

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

10.	Investment in Participation Interest

On October 9, 2013, the Partnership formed Delta, which is 100% owned by the Partnership. The sole purpose of Delta was to acquire an $8,540,000 interest in two, less than 1 year old, bulk carrier vessels. Each vessel is subject to an initial 6 year charter of which approximately 4 years remain. In accordance with the participation agreement, Delta has the right to force a sale of the vessels at any time the sale proceeds would be sufficient to provide Delta with a 14% internal rate of return on an unleveraged basis. The Partnership incurred $4,200,000 of debt relating to the transaction, accruing interest at 10.9% per annum with maturity in December 2020. The debt will be repaid with cash flows generated from the underlying assets acquired.

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

On December 6, 2013, the Partnership formed SQN Echo, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. The Partnership originally contributed $550,000 to purchase a 20% share of Echo. Since the Partnership owned 20% of Echo and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the consolidated financial statements of Fund IV. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement were junior to the loan note holder. In February 2014, the Partnership funded an additional $120,000 into Echo (at the same time, an additional $480,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526 which resulted in Echo recognizing a U.S. GAAP loss of $510,539, of which the Partnership recognized $102,108 based on its equity ownership in Echo. The yield on investment was 11.603% which exceeded the originally projected yield of 10%. The Partnership received approximately $705,708 in cash from Echo.

12.	Investment in SQN Echo II LLC

On March 26, 2014, the Partnership formed SQN Echo II, LLC, a joint venture with Fund IV to purchase a junior collateralized participation in two portfolios of various equipment leases. The Partnership originally contributed $200,000 to purchase a 20% share of Echo II. Since the Partnership owned 20% of Echo II and exercised significant influence, the Partnership accounted for its investment using the equity method of accounting. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the consolidated financial statements of Fund IV. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. The rights to receive payments of interest and principal under the agreement were junior to the loan note holder. In June 2014, the Partnership funded an additional $150,000 into Echo II (at the same time, an additional $600,000 was funded by Fund IV) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all their portfolios of leases to a third party for total cash proceeds of $7,825,000 and elimination of related outstanding debt of $5,041,652. The net book value of these leases at the time of sale was $12,902,075 which resulted in Echo II recognizing a U.S. GAAP loss of $35,423, of which the Partnership recognized $7,085 based on its equity ownership in Echo II. The yield on investment was 14.083% which exceeded the originally projected yield of 10%. The Partnership received approximately $379,300 in cash from Echo II.

13.	Other Assets

Other assets primarily include approximately $740,000 of several leases that were transferred from operating leases due to lease terms expiring during the year ended December 31, 2015. In addition, in December 2013 the Partnership funded £500,000 to an escrow account for a lease that has not been executed as of December 31, 2015. During the year ended December 31, 2015, the Partnership sold certain parts of this lease for cash proceeds of approximately £62,000.

14.	Non-recourse Loans Payable

On June 19, 2013, Bravo borrowed $5,860,085 from a third party lender with an interest rate of 7.75% per annum. The majority of the proceeds were used to acquire various types of leased assets. Bravo entered into a financing agreement with the lender and had the ability to borrow additional amounts, at monthly intervals, between July 2013 and March 2014, which cumulatively totaled $9,130,085. The lender made additional advances to Bravo in the amount of $1,200,000 on November 19, 2013 and $2,070,000 on December 12, 2013. During the six months ended June 30, 2014, Bravo borrowed an additional $705,000 from the same lender as noted above. Interest paid on the loan during the years ended December 31, 2015 and 2014 amounted to $326,715 and $653,836, respectively. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Bravo. The lender has the right to receive 100% of the cash proceeds from all of the leased assets, including the leased assets sold by the Partnership to Bravo, until the loan is repaid in full. Beginning July 31, 2013, and monthly thereafter, Bravo will remit all of the cash received from its leased assets to be applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal. During the year ended December 31, 2015, Bravo paid back approximately $6,305,312 in cash as payment in full of this loan payable. At December 31, 2015 and December 31, 2014, the unpaid principal balance of the loan is $0 and $6,305,612, respectively.

In September 2013, the Partnership sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage containers in which the Partnership had an 18.08% participation interest. The net proceeds to the Partnership on the non-recourse sale of receivables were approximately $1,400,000. The receivable related to the note sale accrues interest at 8.5% per annum with expected maturity date of July 31, 2016. The outstanding principal balance together with accrued interest at December 31, 2015 and 2014 was $146,306 and $586,183, respectively.

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. The outstanding principal balance at December 31, 2015 and 2014 was $3,077,090 and $3,710,407, respectively.

14.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Convertible promissory note	$1,320,000	$1,320,000	$1,375,714	$1,351,213
Equipment notes receivable	$3,306,488	$3,306,488	$5,445,623	$5,460,560

Liabilities:
Loans payable	$3,191,385	$3,191,385	$10,538,998	$10,390,234

15.	Business Concentrations

For the year ended December 31, 2015, the Partnership had two lessees which accounted for approximately 65%, and 28% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2014, the Partnership had two lessees which accounted for approximately 64%, and 19% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2015, the Partnership had two lessees which accounted for approximately 67% and 26% of the Partnership’s income derived from finance leases. For the year ended December 31, 2014, the Partnership had two lessees which accounted for approximately 53% and 24% of the Partnership’s income derived from finance leases. For the year ended December 31, 2015, the Partnership had three loans which accounted for approximately 48%, 30%, and 16% of the Partnership’s interest income. For the year ended December 31, 2014, the Partnership had three loans which accounted for approximately 25%, 24%, and 12% of the Partnership’s interest income.

At December 31, 2015, the Partnership had two lessees which accounted for approximately 62% and 36% of the Partnership’s investment in finance leases. At December 31, 2014, the Partnership had two lessees which accounted for approximately 74% and 18% of the Partnership’s investment in finance leases. At December 31, 2015, the Partnership had two lessees which accounted for approximately 75% and 18% of the Partnership’s investment in operating leases. At December 31, 2014, the Partnership had three lessees which accounted for approximately 67%, 21% and 11% of the Partnership’s investment in operating leases. At December 31, 2015, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At December 31, 2014, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At December 31, 2015, the Partnership had two lessees which accounted for approximately 100% of the Partnership’s investment in equipment notes receivable. At December 31, 2014, the Partnership had three leases which accounted for approximately 100% of the Partnership’s investment in equipment notes receivable.

At December 31, 2015 and 2014, the Partnership’s convertible promissory note receivable was from a single debtor. At December 31, 2015, the Partnership’s equipment notes receivable was from two debtors. At December 31, 2014, the Partnership’s equipment notes receivable was from three debtors.

As of December 31, 2015 and 2014, the outstanding loans payable of $3,223,396 and $10,627,439 respectively, were from one lender.

16.	Geographic Information

Geographic information for revenue for the year ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31, 2015
Revenue:	United States	United Kingdom	Europe	Australia	Total
Rental income	$477,808	$1,138,783	$—	$45,068	$1,661,659
Finance income	$—	$1,068,023	$—	$—	$1,068,023
Gain on sale of assets	$3,087	$857,675	$—	$—	$860,762
Investment income (loss) from participation interest and equity method investment	$(86,276)	$—	$936,738	$—	$850,462
Interest income	$808,746	$29	$—	$—	$808,775

	Year Ended December 31, 2014
Revenue:	United States	United Kingdom	Europe	Australia	Total
Rental income	$526,523	$162,864	$—	$45,256	$734,643
Finance income	$—	$1,458,869	$—	$—	$1,458,869
Gain on sale of assets	$168,832	$223,197	$—	$—	$392,030
Investment income from participation interest and equity method investment	$135,636	$—	$901,442	$—	$1,037,078
Interest income	$246,307	$914,082	$—	$—	$1,160,390

Geographic information for long-lived assets at December 31, 2015 and 2014 was as follows:

	December 31, 2015
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$—	$1,660,512	$—	$1,660,512
Investments in equipment subject to operating leases, net	$609,931	$2,574,242	$268,363	$3,452,536
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,320,000	$—	$—	$1,320,000
Equipment notes receivable, including accrued interest	$1,175,000	$2,386,570	$—	$3,561,570

	December 31, 2014
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$340,404	$12,065,687	$—	$12,406,091
Investments in equipment subject to operating leases, net	$1,000,677	$174,983	$309,129	$1,484,789
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,375,714	$—	$—	$1,375,714
Equipment notes receivable, including accrued interest	$1,257,250	$4,426,442	$—	$5,683,692

17.	Indemnifications

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner and Investment Manager, no liability will arise as a result of these provisions. The General Partner and Investment Manager know of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.

18.	Income Tax Reconciliation (unaudited)

At December 31, 2015 and 2014, total Partners’ equity included in the consolidated financial statements was $16,976,030 and $24,490,962, respectively. At December 31, 2015 and 2014, total Partners’ equity for federal income tax purposes was $17,542,742 and $25,623,954. The primary differences are (i) income that is deferred to future period for financial reporting purposes but not for federal income tax reporting purposes, (ii) treatment of lease classifications and asset sales for financial reporting purposes compared to federal income tax reporting purposes, (iii) the treatment of foreign income, and (iv) the differences in depreciation and amortization and foreign currency translation (gain) loss for financial reporting purposes and federal income tax purposes.

The following table reconciles the net income for financial statement reporting purposes to the net income (loss) for federal income tax purposes for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Net income (loss) per financial statements	$1,164,544	$921,267
Partial adjustment of finance lease disallowed for tax	1,216,486	—
Adjustment of equipment note receivable disallowed for tax	158,929	—
Depreciation and amortization	415,196	(18,404)
Accelerated depreciation on asset sales	94,446	—
Interest income adjustment disallowed for tax	141,000	—
Guaranteed payments	566,708	—
Amortization	—	34,124
Gain (loss) on asset sales - 4797	—	208,744
Other	(39,285)	—
Income from H&P Shipping	—	(191,210)
Income from SQN Echo & Echo II	—	93,391
Foreign currency translation (gain) loss – unrealized	218,446	(1,119,405)
Net (loss) income for federal income tax purposes	$3,936,470	$(71,493)

19.	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2015

Total revenue	$1,616,976	$953,552	$1,755,083	$934,157	$5,259,768
Net income (loss) allocable to Limited Partners	$81,081	$1,438,479	$801,107	$(1,167,768)	$1,152,899
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10	27,721.10
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership	$2.92	$51.89	$28.90	$(42.12)	$41.59

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2014

Total revenue	$1,074,498	$1,145,197	$1,507,567	$1,055,748	$4,783,010
Net income (loss) allocable to Limited Partners	$606,056	$890,303	$(275,511)	$(308,794)	$912,054
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10	27,721.10
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership	$21.86	$32.12	$(9.94)	$(11.00)	$32.90

20.	Subsequent Events

Subsequent to December 31, 2015, the Partnership sold a finance lease for cash of £109,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2015, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is SQN AIF III GP, LLC, a Delaware limited liability company and was formed in March 2010. The sole member of our General Partner is SQN Capital Management, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Jeremiah J. Silkowski	41	President and Chief Executive Officer
Michael C. Ponticello	37	Senior Vice President and National Sales Manager
Claudine Aquillon	51	Chief Operating Officer
Matthew Leszyk	36	General Counsel

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

Name	Age	Position
Jeremiah J. Silkowski	41	President and Chief Executive Officer
Michael C. Ponticello	37	Senior Vice President and National Sales Manager
Claudine Aquillon	51	Chief Operating Officer
Matthew Leszyk	36	General Counsel

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

Matthew Leszyk serves as General Counsel and has served as Vice President of our Investment Manager since June 2011. Prior to joining SQN Capital Management, LLC, Mr. Leszyk worked in various capacities at financial institutions, an investment fund manager and in the private practice of law. From July 2010 to May 2011, Mr. Leszyk was employed at the Law Office of John F. O’Halloran in Bayonne, New Jersey where his practice included acting as counsel to a local bank for commercial loan transactions. From October 2009 to July 2010, Mr. Leszyk was employed at the Law Office of Richard A. Leszyk in Ontario, New York where his practice primarily focused on residential and commercial real estate transactions. From February 2009 to October 2009, Mr. Leszyk was engaged by Sterling National Bank to assist the workout department restructure and negotiate underperforming accounts. From November 2001 to May 2008, Mr. Leszyk was employed by ICON Capital Corp. During his tenure he was responsible for various matters including legal, operations, tax, portfolio management and remarketing. Mr. Leszyk received a J.D. from New York Law School and a B.A. from the University of Rochester with majors in Economics and Japanese. He is an attorney licensed in New York and New Jersey and he holds Series 7, 63 and 99 licenses.

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2015
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$566,708

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	—

			$566,708

Entity	Capacity	Description	Year Ended December 31, 2014
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$570,308

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	—

			$570,308

(1) Amount charged directly to operations.

(2) Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not pay our General Partner any distributions during 2015 or 2014; however, we did accrue approximately $128,000 for distributions due to the General Partner at December 31, 2015. For the years ended December 31, 2015 and 2014, the General Partner’s 1% interest in our net income was $11,645 and $9,213, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a.	We do not have any securities authorized for issuance under any equity compensation plan.

b.	We have one Limited Partner who owns 8.08% of our Units at December 31, 2015.

c.	As of March 30, 2016, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2015 and 2014, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non–audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
Description of fees	2015	2014
Audit fees (1)	$117,500	$115,000

Tax compliance fees	22,000	15,710

	$139,500	$130,710

(1) Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

a)	The Following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm

ii)	Consolidated Balance Sheets at December 31, 2015 and 2014

iii)	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2015 and 2014

v)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2015 and 2014

b)	Listing of Exhibits:

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

101.	The following financial statements from SQN Alternative Investment Fund III L.P.’s annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

March 30, 2016

/s/ JEREMIAH SILKOWSKI
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

