Form 10-Q
period 2016-03-31
SQN Alternative Investment Fund III, L.P.
filed 2016-05-16
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Yes [  ] No [X]

At May 16, 2016, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

SQN Alternative Investment Fund III L.P. and Subsidiaries

 (A Delaware Limited Partnership)

 Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Cash and cash equivalents	$494,414	$2,816,914
Accounts receivable	323,638	3,538
Investments in finance leases, net	991,487	1,660,512
Investments in equipment subject to operating leases, net	3,256,206	3,452,536
Residual value investments in equipment on lease	634,702	634,702
Convertible promissory note	1,311,429	1,320,000
Equipment notes receivable, including accrued interest of $309,497 and $255,082	3,553,445	3,561,570
Loan origination costs, net of accumulated amortization of $160,538 and $160,328	242	452
Due from Investment Manager	105,152	137,373
Initial direct costs, net of accumulated amortization of $418,381 and $415,661	50,787	53,507
Investment in participation interest	8,421,915	8,421,915
Other assets	1,633,087	1,485,800
Total Assets	$20,776,504	$23,548,819

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $116,660 and $32,011	$3,308,045	$3,223,396
Accounts payable and accrued expenses	58,145	85,462
Distributions payable to Limited Partners	-	2,633,505
Distributions payable to General Partner	127,573	127,573
Rental income received in advance	247,792	235,944
Deferred gain from investment	225,349	237,209
Security deposits payable	29,700	29,700
Total Liabilities	3,996,604	6,572,789

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	16,875,693	17,069,862
General Partner	(95,793)	(93,832)
Total Partners’ Equity	16,779,900	16,976,030
Total Liabilities and Partners’ Equity	$20,776,504	$23,548,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue:
Rental income	$288,977	$733,469
Finance income	3,882	378,424
(Loss) gain on sale of assets	(211,102)	38,427
Investment income from participation interest and equity method investments	225,360	277,333
Interest income	97,307	179,421
Other income	-	9,902
Total Revenue	404,424	1,616,976

Expenses:
Management fees - Investment Manager	141,677	141,677
Depreciation and amortization	199,051	196,250
Professional fees	41,285	28,783
Administration expense	6,435	5,608
Other expenses	19,973	2,809
Interest expense	84,649	231,602
Total Expenses	493,070	606,729
Foreign currency transaction losses	107,484	928,347
Net (loss) income	$(196,130)	$81,900

Net (loss) income allocable to:
Limited Partners	$(194,169)	$81,081
General Partner	(1,961)	819
Net (loss) income	$(196,130)	$81,900

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(7.00)	$2.92

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 SQN Alternative Investment Fund III L.P. and Subsidiaries

 (A Delaware Limited Partnership)

 Condensed Consolidated Statement of Changes in Partners’ Equity

 Three Months Ended March 31, 2016

(Unaudited)

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners

Balance, January 1, 2016	27,721.10	$16,976,030	$(93,832)	$17,069,862
Net loss	-	(196,130)	(1,961)	(194,169)
Balance, March 31, 2016	27,721.10	$16,779,900	$(95,793)	$16,875,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 SQN Alternative Investment Fund III L.P. and Subsidiaries

 (A Delaware Limited Partnership)

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(196,130)	$81,900
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(3,882)	(378,424)
Accrued interest income	210	9,326
Investment income from equity method investment	-	(51,973)
Loss (gain) on sale of assets	211,102	(38,427)
Depreciation and amortization	199,050	196,250
Foreign currency transaction losses	103,833	919,394
Change in operating assets and liabilities:
Accounts receivable	(301,630)	(346,499)
Accrued interest income received	-	113,155
Minimum rental payments received	39,514	472,807
Other assets	71,599	(51,672)
Accounts payable and accrued expenses	(27,317)	11,516
Deferred revenue	(11,860)	(11,860)
Accrued interest on notes and loans payable	23,216	(11,573)
Rental income received in advance	11,848	(118,313)
Net cash provided by operating activities	119,553	795,607

Cash flows from investing activities:
Proceeds from sale of leased assets	150,660	1,395
Principal payments received on convertible notes	8,571	4,285
Net cash provided by investing activities	159,231	5,680

Cash flows from financing activities:
Principal payments of loan payable	-	(453,068)
Cash paid for distributions to Limited Partners	(2,633,505)	-
Repayment of note from Investment Manager	32,221	29,167
Net cash used in financing activities	(2,601,284)	(423,901)

Net (decrease) increase in cash and cash equivalents	(2,322,500)	377,386
Cash and cash equivalents, beginning of year	2,816,914	333,039
Cash and cash equivalents, end of year	$494,414	$710,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 SQN Alternative Investment Fund III L.P. and Subsidiaries

 (A Delaware Limited Partnership)

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$243,175

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of investment in finance lease to accounts receivable	$227,824	$-
Reclassification of other assets to equipment subject to operating leases	$-	$(2,500,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2016 and 2015

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. at March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2015 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

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

The Partnership’s cash and cash equivalents are held principally at one financial institution in the United States of America and at times the balances may exceed federally insured limits. The Partnership has placed these funds in an international financial institution in order to minimize risk relating to exceeding insured limits. The Partnership, through Summit Asset Management Limited, maintains an unrestricted bank account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling. At March 31, 2016, the Partnership did not have any cash and cash equivalents held in a bank in the United Kingdom. At December 31, 2015, the Partnership had £45,405 ($67,209 applying exchange rates at December 31, 2015), respectively, of cash and cash equivalents held in two banks in the United Kingdom.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2016, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

Initial Direct Costs — The Partnership capitalizes initial direct costs associated with the origination and funding of lease assets. These costs are amortized on a lease by lease basis over the actual contract term of each lease using the effective interest rate method for finance leases and the straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current U.S. GAAP by reducing the number of consolidation models. The Partnership is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At March 31, 2016 and December 31, 2015, the Partnership has a remaining balance on the note receivable from its Investment Manager of $105,152 and $137,373, respectively, which is included in the condensed consolidated balance sheets.

For the three months ended March 31, 2016 and 2015, the Partnership paid the Investment Manager $141,677 which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. In addition, the General Partner has a promotional interest in the Partnership equal to 20% of all distributed cash available for distribution, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions.

On January 19, 2015, the Investment Manager, through a wholly-owned subsidiary, entered into an agreement to acquire the leasing division of Summit Asset Management Limited (“Summit Asset Management”). Upon the acquisition, the Origination and Servicing Agreement between the Investment Manager and Summit Asset Management was terminated. From January 1, 2015, all activities of Summit Asset Management are conducted under SQN Capital Management (UK) Limited (“SQN UK”). Where Summit Asset Management was previously the servicer on transactions sold to the Partnership, SQN UK will now act as servicer.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (“ SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 5), (ii) $1,937,636 in equipment subject to operating leases (See Note 6) and (iii) $2,500,000 in residual value investments in equipment on lease. In addition, the Partnership sold various leased assets with a net book value of $4,137,073 to Bravo. During the year ended December 31, 2014, the Partnership increased its equity investment in Bravo to a total of $7,509,808, comprised of $3,217,293 for equipment lease transactions and $470,000 for equipment notes receivable. During the year ended December 31, 2015, the Partnership received approximately $5,166,320 in cash from Bravo. During the three months ended March 31, 2016, the Partnership received approximately $508,606 in cash from Bravo. As of the March 31, 2016, the total investment in Bravo was $1,834,882.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its financial statements and results of operations.

5.	Investments in Finance Leases

At March 31, 2016 and December 31, 2015, net investments in finance leases consisted of the following:

	March 31, 2016	December 31, 2015
	(unaudited)
Minimum rents receivable	$987,219	$1,617,366
Estimated unguaranteed residual value	8,493	51,498
Unearned income	(4,225)	(8,352)

	$991,487	$1,660,512

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity. During the period, the Partnership granted a rental holiday to BioWayste upon their request in order to allow the company to fund some modifications to the system that will ultimately improve the efficiency and energy production and therefore increase revenue and the amount of government subsidies in which the Partnership has a 25% share. During the three months ended March 31, 2016, Bravo sold this finance lease to a third party. The third party paid cash proceeds of £109,000 ($150,660 applying exchange rate of 1.3822 at February 29, 2016), which is net of a value added tax of £21,800, ($30,132 applying exchange rate of 1.3822 at February 29, 2016). The Partnership reclassified $227,824 to accounts receivable for expected VAT refunds. The net book value of this finance lease at the time of sale was $580,648, which resulted in the Partnership recognizing a U.S. GAAP loss of $202,164.

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

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period ran through June 30, 2012 at which time the fixed rental period began. The fixed rental period is for a term of 60 months and the Partnership receives monthly payments of £41,021. At lease termination the lessee has an option to purchase the leased equipment at a fixed price. The Partnership’s portion of the proceeds will be £253,821. The Partnership paid initial direct costs as follows: (i) on November 30, 2011, the Partnership paid £9,125 and (ii) on July 15, 2011, the Partnership paid £45,775 related to the acquisition of this leased equipment. As result of the dramatic decline in oil prices, a key component in the production of plastics, the lessee has suffered a significant downturn in its business and profitability as the price of recycled plastics no longer presented an attractive alternative to new plastic products. During the year ended December 31, 2015, the Investment Manager determined that collecting the total outstanding balance of this finance lease is unlikely and has therefore written down the value of this finance lease by £817,348 ($1,209,838 using exchange rate of 1.4802 on December 31, 2015). At March 31, 2016, there were no significant changes to this lease.

At March 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Years Ending March 31,	U.S. Dollars	British Pounds (1)	Total

2017	$—	$532,930	$532,930
2018	—	454,289	454,289

	$—	$987,219	$987,219

(1) Converted to U.S. Dollars at March 31, 2016 exchange rate of 1.4368.

For the three months ended March 31, 2016 and 2015, the Partnership incurred a foreign currency transaction loss on its various investments in finance leases of $52,745 and $678,966, respectively. All amounts are included in foreign currency transaction losses in the condensed consolidated statements of operations.

6.	Investment in Equipment Subject to Operating Leases

At March 31, 2016 and December 31, 2015, investments in equipment subject to operating leases consisted of the following:

	March 31, 2016	December 31, 2015

Aircraft rotables	$339,700	$339,700
Computer equipment	59,186	59,186
Modular accommodations	2,928,049	2,928,049
Plastic bulk storage containers	1,469,030	1,469,030
	4,795,965	4,795,965
Accumulated depreciation	(1,539,759)	(1,343,429)

	$3,256,206	$3,452,536

Depreciation expense was $196,330 and $193,155 for the three months ended March 31, 2016 and 2015, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $158,000 of rental income for the three months ended March 31, 2016. At March 31, 2016, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $11,300 in rental income for the three months ended March 31, 2016. At March 31, 2016, there were no significant changes to this lease.

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

Reusable Plastic Bulk Storage Containers - Participation

On March 30, 2012, the Partnership entered into an agreement to purchase from an entity controlled by a third party (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. The initial lease term expired June 29, 2013, at which point the lessee of the containers entered into a 3 year extension agreement. The terms of the lease require three annual payments in the amount of approximately $471,000 ($2,610,000 multiplied by Partnership’s interest). On June 23, 2014, the Partnership purchased an additional approximate 1.67% of the residual value interest from the Selling Entity for $101,858. The transaction increased the Partnership’s interest in this investment to approximately 19.75%. The lease generated approximately $118,000 of rental income for the three months ended March 31, 2016. At March 31, 2016, there were no significant changes to this lease.

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

At March 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Year Ending March 31,	U.S. Dollars	British Pounds (1)	Total

2017	$302,260	$339,263	$641,523
2018	45,072	339,263	384,335
2019	41,316	339,263	380,579
2020	—	129,914	129,914
	$388,648	$1,147,703	$1,536,351

(1) Converted to U.S. Dollars at March 31, 2016 exchange rate of 1.4368.

7.	Residual Value Investments in Equipment on Lease

Gamma Knife Suite

On October 30, 2012, the Partnership entered into a Participation Agreement with a third party to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620. The Partnership paid initial direct costs, which have been included in the cost of the residual value asset, of £15,185.

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

9.	Equipment Notes Receivable

At March 31, 2016 and December 31, 2015, investments in equipment notes receivable, including accrued interest, consisted of the following:

Equipment Description	Maturity Date	Interest Rate	March 31, 2016	December 31, 2015

Hydro-electric generating plant - NI	12/31/16	12.00%	$2,378,445	$2,386,570
Manufacturing equipment and inventory		12.00%	1,175,000	1,175,000
			$3,553,445	$3,561,570

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

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with a lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note was charged at a rate of 12% per annum and interest was payable in twelve monthly installments of $11,750 each. The note matured on March 4, 2015 and the principal balance due was payable in one lump sum. The borrower was unable to remit the lump sum payment and has requested a forbearance until March 31, 2016. The note is secured by the equipment and inventory of the borrower. The note is on non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the note receivable. Additionally, the equipment is under the control of a related party of the Partnership. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments.

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

The investment is accounted for using the cost method whereas the Partnership will recognize as income, dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. In conjunction with this transaction, the Partnership recorded a purchase discount of $340,000, which was recorded as a deferred gain on the accompanying condensed consolidated financial statements. The gain will be amortized over the expected term of the investment and will be recorded as income.

11.	Other Assets

Other assets primarily include approximately $674,000 of several leases that were transferred from operating leases due to expiration of lease terms. In addition, in December 2013 the Partnership funded £500,000 to an escrow account for a lease that has not been executed as of March 31, 2016.

12.	Non-recourse Loans Payable

In September 2013, the Partnership sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage containers in which the Partnership had an 18.08% participation interest. The net proceeds to the Partnership on the non-recourse sale of receivables were approximately $1,400,000. The receivable related to the note sale accrues interest at 8.5% per annum with an expected maturity date of July 31, 2016. The outstanding principal balance together with accrued interest at March 31, 2016 and December 31, 2015 was $147,334 and $146,306, respectively.

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying assets acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. The outstanding principal balance at March 31, 2016 and December 31, 2015 was $3,077,090 and $3,077,090, respectively.

13.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, and its financial instruments approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Convertible promissory note	$1,311,429	$1,311,429	$1,320,000	$1,320,000
Equipment notes receivable	$3,243,948	$3,243,948	$3,306,488	$3,306,488

Liabilities:
Loans payable	$3,191,385	$3,191,385	$3,191,385	$3,191,385

As of March 31, 2016, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

14.	Business Concentrations

For the three months ended March 31, 2016, the Partnership had two lessees which accounted for approximately 88% and 12% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2015, the Partnership had two lessees which accounted for approximately 73% and 20% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2016, the Partnership had two lessees which accounted for approximately 55% and 41% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2015, the Partnership had two lessees which accounted for approximately 77% and 16% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2016, the Partnership had two loans which accounted for approximately 63% and 34% the Partnership’s interest income. For the three months ended March 31, 2015, the Partnership had two loans which accounted for approximately 35% and 33% the Partnership’s interest income.

At March 31, 2016, the Partnership had one lessee which accounted for approximately 98% of the Partnership’s investment in finance leases. At March 31, 2015, the Partnership had two lessees which accounted for approximately 72% and 20% of the Partnership’s investment in finance leases. At March 31, 2016, the Partnership had two lessees which accounted for approximately 76% and 16% of the Partnership’s investment in operating leases. At March 31, 2015, the Partnership had two lessees which accounted for approximately 64% and 24% of the Partnership’s investment in operating leases. At March 31, 2016, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At March 31, 2015, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At March 31, 2016, the Partnership had two lessees which accounted for approximately 67% and 33% of the Partnership’s investment in equipment notes receivable. At March 31, 2015, the Partnership had three lessees which accounted for approximately 40%, 38% and 22% of the Partnership’s investment in equipment notes receivable.

At March 31, 2016 and 2015, the Partnership’s convertible promissory note receivable was from a single debtor and the Partnership’s equipment notes receivable was from two and from three debtors, respectively.

As of March 31, 2016 and December 31, 2015, the outstanding loans payable of $3,308,045 and $3,223,396 were from one lender.

15.	Geographic Information

Geographic information for revenue for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31, 2016
Revenue:	United States	Europe	Australia	Total
Rental income	$119,572	$158,138	$11,267	$288,977
Finance income	$—	$3,882	$—	$3,882
Loss on sale of assets	$(8,938)	$(202,164)	$—	$(211,102)
Investment income	$—	$225,360	$—	$225,360
Interest income	$97,302	$—	$—	$97,302

	Three Months Ended March 31, 2015
Revenue:	United States	Europe	Australia	Total
Rental income	$119,083	$603,119	$11,267	$733,469
Finance income	$—	$378,424	$—	$378,424
Gain on sale of assets	$19,935	$18,492	$—	$38,427
Investment income	$51,973	$225,360	$—	$277,333
Interest income	$179,421	$—	$—	$179,421

Geographic information for long-lived assets at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$—	$991,487	$—	$991,487
Investments in equipment subject to operating leases, net	$512,245	$2,485,789	$258,172	$3,256,206
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,311,429	$—	$—	$1,311,429
Equipment notes receivable, including accrued interest	$1,175,000	$2,378,445	$—	$3,553,445

	December 31, 2015
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$—	$1,660,512	$—	$1,660,512
Investments in equipment subject to operating leases, net	$609,931	$2,574,242	$268,363	$3,452,536
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,320,000	$—	$—	$1,320,000
Equipment notes receivable, including accrued interest	$1,175,000	$2,386,570	$—	$3,561,570

16.	Subsequent Events

The Partnership has evaluated subsequent events through the date these condensed consolidated financial statements were issued.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN Alternative Investment Fund III L.P, SQN Bravo LLC and SQN Delta LLC, our subsidiaries.

The following is a discussion of our current consolidated financial position and results of operations. This discussion should be read together with our Annual Report on Form 10-K, filed on March 30, 2016. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our condensed consolidated financial results. The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Equipment Notes Receivable

Equipment notes receivable are reported in our condensed consolidated balance sheets as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in our condensed consolidated balance sheets. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed consolidated statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status with any accrued and uncollected revenue being reversed. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current U.S. GAAP by reducing the number of consolidation models. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations for the three months ended March 31, 2016 (the “2016 Quarter”) compared to the three months ended March 31, 2015 (the “2015 Quarter”)

Our revenue for the 2016 Quarter compared to the 2015 Quarter is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue:
Rental income	$288,977	$733,469
Finance income	3,882	378,424
(Loss) gain on sale of assets	(211,102)	38,427
Investment income	225,360	277,333
Interest income	97,307	179,421
Other income	—	9,902

Total Revenue	$404,424	$1,616,976

For the 2016 Quarter we earned total revenue of $404,424 which is a decrease of approximately $1,213,000 from our 2015 Quarter. The decrease in total revenue was due to a decrease in rental income of approximately $445,000, a decrease in finance income of approximately $375,000, a decrease in income from investments of approximately $52,000, a decrease in gain on sale of assets of approximately $250,000 and a decrease in interest income of approximately $82,000. The decrease in total revenue is primarily due to the sale of our assets as we are in our Liquidation Period.

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

Our expenses for the 2016 Quarter compared to the 2015 Quarter are summarized as follows:

	Three Months Ended March 31,
	2016	2015

Expenses:
Management fees - Investment Manager	$141,677	$141,677
Depreciation and amortization	199,051	196,250
Professional fees	41,285	28,783
Administration expense	6,435	5,608
Other expenses	19,973	2,809
Interest expense	84,649	231,602
Total Expenses	$493,070	$606,729

Foreign currency transaction losses	$107,484	$928,347

During the 2016 Quarter, we incurred total expenses of $493,070 versus total expenses of $606,729 for the 2015 Quarter. The primary reason for the decrease of approximately $114,000 from the 2015 Quarter was due to the decrease in interest expense from the 2015 Quarter due to paydowns of loan principal on the non-recourse loans payable.

For the 2016 Quarter we generated foreign currency transaction losses of $107,484, which were incurred as follows: (i) approximately $104,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 2.9% during the 2016 Quarter. For the 2015 Quarter, we generated foreign currency transaction losses of $928,347, which were incurred as follows: (i) approximately $910,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 4.5% during the 2015 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated a net loss for the 2016 Quarter of $196,130 compared to net income for the 2015 Quarter of $81,900.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$119,553	$795,607
Investing activities	$159,231	$5,680
Financing activities	$(2,601,284)	$(423,901)

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

Operating Activities

During 2016, we generated cash inflows from operating activities of $119,553. This was principally due to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of approximately $39,000 from our finance leases during the 2016 Period. The majority of our leases are payable in British Pound Sterling, therefore future cash inflows will be affected by the foreign currency exchange rates at the time we receive these payments. Additionally, we had a non-cash increase of approximately $514,000 which represented depreciation and amortization, loss on sale of assets, and unrealized foreign currency transaction losses. We anticipate that we will continue to generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

During 2015, we generated cash inflows from operating activities of $795,607. This was principally due to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of approximately $473,000 from our finance leases and cash of approximately $113,000 from our equipment notes receivable during the 2015 Period. The majority of our leases are payable in British Pound Sterling, therefore future cash inflows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash inflows were offset by various non-cash deductions which totaled approximately $430,000 and consisted of finance income and investment income. These non-cash deductions were offset by a non-cash increase of approximately $1,125,000 which represented depreciation and amortization, accrued interest income, and unrealized foreign currency transaction losses. We anticipate that we will continue to generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

Investing Activities

Cash provided by investing activities for the 2016 Quarter was $159,231. We received proceeds of approximately $151,000 from the sale of leased assets and approximately $8,600 for principal payments received on convertible notes. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Cash provided by investing activities for the 2015 Quarter was $5,680. We received proceeds of approximately $1,400 from the sale of leased assets and approximately $4,300 for principal payments received on convertible notes. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Financings and Borrowings

Cash used in financing activities was $2,601,284 for the 2016 Quarter. During the 2016 Quarter, we collected approximately $32,000 from a note receivable with our Investment Manager. Offsetting this increase was cash outflows of approximately $2,634,000 for distributions to our Limited Partners.

Cash used in financing activities was $423,901 for the 2015 Quarter. During the 2015 Quarter, we collected approximately $29,000 from a note receivable with our Investment Manager. Offsetting this increase was cash outflows of approximately $453,000 for principal payments on the loans payable.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after our initial closing, which occurred on May 2, 2011. We expect to make distributions to our Limited Partners through the Operating Period. During the three months ended March 31, 2016, we did not make any distributions to our Limited Partners. We did not make a cash distribution to the General Partner during the three months ended March 31, 2016; however, we accrued approximately $127,600 for distributions due to the General Partner at March 31, 2016. Although the timing of distributions may become irregular, we intend to follow the semi-annual distribution schedule at the targeted distribution rate provided the cash from operations can sustain the distributions.

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

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated December 31, 2015.

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

May 16, 2016

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

