Form 10-Q
period 2016-06-30
SQN Alternative Investment Fund III, L.P.
filed 2016-08-15
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Yes [  ] No [X]

At August 15, 2016, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$970,239	$2,816,914
Accounts receivable	361,165	3,538
Investments in finance leases, net	894,975	1,660,512
Investments in equipment subject to operating leases, net	2,645,318	3,452,536
Residual value investments in equipment on lease	634,702	634,702
Convertible promissory note	-	1,320,000
Equipment notes receivable, including accrued interest of $346,117 and $255,082	3,449,248	3,561,570
Loan origination costs, net of accumulated amortization of $160,680 and $160,328	100	452
Due from Investment Manager	70,697	137,373
Initial direct costs, net of accumulated amortization of $421,054 and $415,661	48,114	53,507
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	4,293,139	-
Other assets	1,906,211	1,485,800
Total Assets	$23,695,823	$23,548,819

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $0 and $32,011	$6,501,721	$3,223,396
Accounts payable and accrued expenses	581,314	85,462
Distributions payable to Limited Partners	-	2,633,505
Distributions payable to General Partner	138,379	127,573
Rental income received in advance	74,183	235,944
Deferred gain from investment	213,488	237,209
Security deposits payable	29,700	29,700
Total Liabilities	7,538,785	6,572,789

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	15,826,886	17,069,862
General Partner	(106,134)	(93,832)
Total Partners’ Equity attributable to the Partnership	15,720,752	16,976,030

Non-controlling interest in consolidated entities	436,286	-

Total Equity	16,157,038	16,976,030
Total Liabilities and Partners’ Equity	$23,695,823	$23,548,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Rental income	$288,505	$318,923	$577,482	$1,052,392
Finance income	2,445	363,097	6,327	741,521
Gain on sale of assets	373,991	16,554	162,889	54,981
Investment income from participation interest and equity method investments	225,361	87,112	450,721	364,445
Interest income	95,073	167,866	192,380	347,287
Other income	-	-	-	9,902
Total Revenue	985,375	953,552	1,389,799	2,570,528

Expenses:
Management fees - Investment Manager	141,677	141,677	283,354	283,354
Depreciation and amortization	199,002	184,487	398,053	380,737
Professional fees	82,174	97,465	123,459	126,248
Administration expense	22,823	3,921	29,258	9,529
Other expenses	13,538	3,847	33,511	6,656
Interest expense	74,380	218,420	159,029	450,022
Expenses from equipment investment through SPV (including depreciation expense of approximately $8,000 for the period ending June 30, 2016)	264,537	-	264,537	-
Total Expenses	798,131	649,817	1,291,201	1,256,546
Foreign currency transaction losses (gains)	167,212	(1,149,274)	274,696	(220,927)
Net income (loss)	$20,032	$1,453,009	$(176,098)	$1,534,909

Net income (loss) attributable to non-controlling interest in consolidated entities	(26,454)	-	(26,454)	-
Net income (loss) attributable to the Partnership	46,486	1,453,009	(149,644)	1,534,909

Net income (loss) allocable to:
Limited Partners	$46,021	$1,438,479	$(148,148)	$1,519,560
General Partner	465	14,530	(1,496)	15,349
Net income (loss)	$46,486	$1,453,009	$(149,644)	$1,534,909

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$1.66	$51.89	$(5.34)	$54.82

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity

Six Months Ended June 30, 2016

(Unaudited)

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners	Non-controlling Interest

Balance, January 1, 2016	27,721.10	$16,976,030	$(93,832)	$17,069,862	$-

Non-controlling interest contribution to consolidated entities	-	462,740	-	-	462,740
Distributions to Partners	-	(1,091,366)	(10,806)	(1,080,560)	-
Redemption of initial Limited Partners’ contribution	-	(14,268)	-	(14,268)	-
Net loss	-	(176,098)	(1,496)	(148,148)	(26,454)
Balance, June 30, 2016	27,721.10	$16,157,038	$(106,134)	$15,826,886	$436,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(176,098)	$1,534,909
Adjustments to reconcile net (loss) income to net cashprovided by operating activities:
Finance income	(6,327)	(741,521)
Accrued interest income	352	15,681
Investment loss (income) from equity method investment	-	86,277
Gain on sale of assets	(162,889)	(42,341)
Depreciation and amortization	398,053	380,737
Foreign currency transaction losses (gains)	268,731	(218,675)
Change in operating assets and liabilities:
Accounts receivable	(274,111)	(408,510)
Accrued interest income received	-	113,155
Minimum rental payments received	73,977	1,032,653
Other assets	(205,009)	161,751
Accounts payable and accrued expenses	495,852	(8,448)
Deferred revenue	(23,721)	(23,721)
Accrued interest on notes and loans payable	(141,361)	(151,071)
Rental income received in advance	(161,761)	(246,942)
Net cash provided by operating activities	85,688	1,483,934

Cash flows from investing activities:
Proceeds from sale of leased assets	942,693	1,396
Principal payments received on convertible notes	1,320,000	30,000
Investment in participation interest	-	-
Equipment investment through SPV	(3,867,889)	-
Proceeds from sale of SQN Echo LLC	-	694,620
Proceeds from sale of SQN Echo II LLC	-	374,739
Net cash (used in) provided by investing activities	(1,605,196)	1,100,755

Cash flows from financing activities:
Proceeds from loans payable	3,846,668	-
Principal payments of loan payable	(974,918)	(1,395,436)
Cash received from non-controlling interest contribution	462,740	-
Cash paid for distributions to Limited Partners	(3,714,065)	(970,239)
Cash paid for initial Limited Partners contribution redemption	(14,268)	-
Repayment of note from Investment Manager	66,676	59,070
Net cash used in financing activities	(327,167)	(2,306,605)

Net (decrease) increase in cash and cash equivalents	(1,846,675)	278,084
Cash and cash equivalents, beginning of year	2,816,914	333,039
Cash and cash equivalents, end of year	$970,239	$611,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$177,704	$340,057

Supplemental disclosure of non-cash investing and financing activities:
Increase in equipment investment through SPV	$(425,250)	$-
Reclassification of equipment subject to operating leases to other assets	$-	$139,417
Reclassification of investment in finance lease to other assets	$227,824	$-
Distributions payable to General Partner	$10,806	$9,702
Reclassification of other assets to equipment subject to operating leases	$-	$(2,500,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2016 and 2015

(Unaudited)

1.	Organization and Nature of Operations

Organization - SQN Alternative Investment Fund III L.P. (the “Partnership”) was formed on March 10, 2010, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2034.

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

On October 9, 2013, the Partnership formed a special purpose entity, SQN Delta, LLC (“Delta”), a limited liability company registered in the state of Delaware which is 100% owned by the Partnership. The purpose of Delta was to acquire an $8,540,000 interest in two newly commissioned shipping vessels under long-term charter contracts. The Partnership consolidates Delta into the condensed consolidated financial statements.

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with the Partnership and a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel, for an aggregate investment of $4,252,500. Delta contributed cash of $850,500 and entered into a loan payable with a third party of $3,443,185. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding GmbH & Co. KG, a Germany based limited partnership (“Boxship Holding”), which acquired and operates the container feeder vessel. Delta bears the risks and rewards of ownership of Boxship Holding and therefore Delta consolidates the financial statements of Boxship Holding. Since the Partnership bears the primary risks and rewards of Delta, the Partnership consolidates Delta into the condensed consolidated financial statements. A third party contributed $462,740 to purchase a 10% share of Boxship Holding which is presented as non-controlling interest on the condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. and Subsidiaries at June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2015 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

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

Cash and Cash Equivalents – The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts held at financial institutions.The Partnership’s cash and cash equivalents are held principally at one financial institution in the United States of America and at times the balances may exceed federally insured limits.

The Partnership has placed these funds in an international financial institution in order to minimize risk relating to exceeding insured limits. The Partnership, through Summit Asset Management Limited, maintains an unrestricted bank account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling. At June 30, 2016, the Partnership did not have any cash and cash equivalents held in a bank in the United Kingdom. At December 31, 2015, the Partnership had £45,405 ($67,209 applying exchange rates at December 31, 2015), respectively, of cash and cash equivalents held in two banks in the United Kingdom.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2016, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At June 30, 2016 and December 31, 2015, the Partnership has a remaining balance on the note receivable from its Investment Manager of $70,697 and $137,373, respectively, which is included in the condensed consolidated balance sheets.

For the three months ended June 30, 2016 and 2015, the Partnership paid the Investment Manager $141,677 which is included in Management fees – Investment Manager in the condensed consolidated statements of operations. For the six months ended June 30, 2016 and 2015, the Partnership paid the Investment Manager $283,354 which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (” SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 5), (ii) $1,937,636 in equipment subject to operating leases (See Note 6) and (iii) $2,500,000 in residual value investments in equipment on lease. In addition, the Partnership sold various leased assets with a net book value of $4,137,073 to Bravo. During the year ended December 31, 2014, the Partnership increased its equity investment in Bravo to a total of $7,509,808, comprised of $3,217,293 for equipment lease transactions and $470,000 for equipment notes receivable. During the year ended December 31, 2015, the Partnership received approximately $5,166,320 in cash from Bravo. During the six months ended June 30, 2016, the Partnership received approximately $660,411 in cash from Bravo. As of the June 30, 2016, the total investment in Bravo was $1,683,077.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its financial statements and results of operations.

5.	Investments in Finance Leases

At June 30, 2016 and December 31, 2015, net investments in finance leases consisted of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
Minimum rents receivable	$888,262	$1,617,366
Estimated unguaranteed residual value	8,493	51,498
Unearned income	(1,780)	(8,352)

	$894,975	$1,660,512

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity. During the six months ended June 30, 2016, Bravo sold this finance lease to a third party. The third party paid cash proceeds of £109,000 ($150,660 applying exchange rate of 1.3822 at February 29, 2016), which is net of a value added tax of £21,800, ($30,132 applying exchange rate of 1.3822 at February 29, 2016). The Partnership reclassified $227,824 to accounts receivable for expected VAT refunds. The net book value of this finance lease at the time of sale was $580,648, which resulted in the Partnership recognizing a U.S. GAAP loss of $202,164.

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

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period ran through June 30, 2012 at which time the fixed rental period began. The fixed rental period is for a term of 60 months and the Partnership receives monthly payments of £41,021. At lease termination the lessee has an option to purchase the leased equipment at a fixed price. The Partnership’s portion of the proceeds will be £253,821. The Partnership paid initial direct costs as follows: (i) on November 30, 2011, the Partnership paid £9,125 and (ii) on July 15, 2011, the Partnership paid £45,775 related to the acquisition of this leased equipment. As result of the dramatic decline in oil prices, a key component in the production of plastics, the lessee has suffered a significant downturn in its business and profitability as the price of recycled plastics no longer presented an attractive alternative to new plastic products. During the year ended December 31, 2015, the Investment Manager determined that collecting the total outstanding balance of this finance lease is unlikely and has therefore written down the value of this finance lease by £817,348 ($1,209,838 using exchange rate of 1.4802 on December 31, 2015). At June 30, 2016, there were no significant changes to this lease.

At June 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Periods Ending June 30,	U.S. Dollars	British Pounds (1)	Total

2017	$—	$496,665	$496,665
2018	—	391,597	391,597

	$—	$888,262	$888,262

(1) Converted to U.S. Dollars at June 30, 2016 exchange rate of 1.3390.

For the three months ended June 30, 2016 and 2015, the Partnership incurred a foreign currency transaction loss of $64,494 on its various investments in finance leases and a gain of $833,372, respectively. All amounts are included in foreign currency transaction losses in the condensed consolidated statements of operations.

For the six months ended June 30, 2016 and 2015, the Partnership incurred a foreign currency transaction loss of $117,239 on its various investments in finance leases and a gain of $154,406, respectively. All amounts are included in foreign currency transaction losses in the condensed consolidated statements of operations.

6.	Investment in Equipment Subject to Operating Leases

At June 30, 2016 and December 31, 2015, investments in equipment subject to operating leases consisted of the following:

	June 30, 2016	December 31, 2015

Aircraft rotables	$339,700	$339,700
Computer equipment	59,186	59,186
Modular accommodations	2,928,049	2,928,049
Plastic bulk storage containers	—	1,469,030
	3,326,935	4,795,965
Accumulated depreciation	(681,617)	(1,343,429)

	$2,645,318	$3,452,536

Depreciation expense was $196,330 and $181,534 for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense was $392,660 and $374,689 for the six months ended June 30, 2016 and 2015, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $158,000 and $316,000 of rental income for the three and six months ended June 30, 2016, respectively. At June 30, 2016, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $11,300 and $22,600 in rental income for the three and six months ended June 30, 2016, respectively. At June 30, 2016, there were no significant changes to this lease.

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

Reusable Plastic Bulk Storage Containers - Participation

On March 30, 2012, the Partnership initially entered into an agreement to purchase from an entity controlled by a third party (the “Selling Entity”), an 18.08% residual value interest in a pool of intermediate bulk agricultural containers located in the United States of America for $1,367,173. In June 2016, the Partnership sold this operating lease to a third party for total cash proceeds of $792,033 ($148,361 of the proceeds were used to payoff a related loan payable for this lease). The net book value of this lease at the time of sale was $414,559, which resulted in the Partnership recognizing a U.S. GAAP gain of $377,474.

At June 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Periods Ending June 30,	U.S. Dollars	British Pounds (1)	Total

2017	$45,072	$316,170	$361,242
2018	45,072	316,170	361,242
2019	30,048	289,015	319,063
2020	—	69,183	69,183
	$120,192	$990,539	$1,110,731

(1) Converted to U.S. Dollars at June 30, 2016 exchange rate of 1.3390.

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

On February 27, 2013, the Partnership entered into a Subscription and Securities Purchase Agreement to purchase a portion of a $3,500,000 Convertible Promissory Note (“Promissory Note”). On February 28, 2013, the Partnership purchased a Promissory Note with a principal amount of $1,500,000. The Promissory Note bore simple interest at 10% per year which is payable quarterly. The Promissory Note was collateralized by the shares of the borrower and by an investment portfolio consisting of among other assets, equipment leases, direct hard assets and infrastructure investments. In June 2016, the Partnership received cash of $1,343,121 ($1,311,428 of principal and $31,693 of interest) as payment in full of this promissory note.

9.	Equipment Notes Receivable

At June 30, 2016 and December 31, 2015, investments in equipment notes receivable, including accrued interest, consisted of the following:

Equipment Description	Maturity Date	Interest Rate	June 30, 2016	December 31, 2015

Hydro-electric generating plant - NI	12/31/16	12.00%	$2,274,248	$2,386,570
Manufacturing equipment and inventory		12.00%	1,175,000	1,175,000
			$3,449,248	$3,561,570

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

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with a lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note was charged at a rate of 12% per annum and interest was payable in twelve monthly installments of $11,750 each. The note matured on March 4, 2015 and the principal balance due was payable in one lump sum. The borrower was unable to remit the lump sum payment. The note is secured by the equipment and inventory of the borrower. The note is on non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the note receivable. Additionally, the equipment is under the control of a related party of the Partnership. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments.

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

The investment is accounted for using the cost method whereas the Partnership will recognize as income, dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. In conjunction with the October 2013 transaction, the Partnership recorded a purchase discount of $340,000, which was recorded as a deferred gain on the accompanying condensed consolidated financial statements. The gain will be amortized over the expected term of the investment and will be recorded as income.

11.	Equipment Investment through SPV

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of June 30, 2016, the Partnership has an aggregate investment balance of $4,293,139.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the period ended June 30, 2016, Boxship Holding recorded no income and had total expenses of $265,000, consisting of ship operating expenses, of approximately $130,000, ship management fees and charter commissions fees of approximately $107,000, general and administrative expenses, of approximately $2,000, depreciation expense, of approximately $8,000 and interest expense of approximately $18,000 resulting in a net loss of approximately $265,000.

12.	Other Assets

Other assets primarily include approximately $674,000 of several leases that were transferred from operating leases due to expiration of lease terms. In addition, in December 2013 the Partnership funded £500,000 to an escrow account for a lease that has not been executed as of June 30, 2016.

13.	Non-recourse Loans Payable

In September 2013, the Partnership sold the receivable related to the three year lease extension entered into by the lessee of reusable plastic storage containers in which the Partnership initially had an 18.08% participation interest. The net proceeds to the Partnership on the non-recourse sale of receivables were approximately $1,400,000. The receivable related to the note sale accrues interest at 8.5% per annum with an expected maturity date of July 31, 2016. In June 2016, the Partnership paid $148,361 as payment in full on the balance of this loan payable.

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at June 30, 2016 and December 31, 2015 was $6,501,721 and $3,077,090, respectively.

14.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, and its financial instruments approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Convertible promissory note	$—	$—	$1,320,000	$1,320,000
Equipment notes receivable	$3,103,131	$3,103,131	$3,306,488	$3,306,488

Liabilities:
Loans payable	$6,501,721	$6,501,721	$3,191,385	$3,191,385

As of June 30, 2016, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

15.	Business Concentrations

For the six months ended June 30, 2016, the Partnership had one lessee which accounted for approximately 93% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2015, the Partnership had two lessees which accounted for approximately 73% and 20% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2016, the Partnership had two lessees which accounted for approximately 55% and 41% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2015, the Partnership had two lessees which accounted for approximately 70% and 22% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2016, the Partnership had two loans which accounted for approximately 64% and 34% the Partnership’s interest income. For the six months ended June 30, 2015, the Partnership had three loans which accounted for approximately 37%, 34% and 20% the Partnership’s interest income.

At June 30, 2016, the Partnership had one lessee which accounted for approximately 97% of the Partnership’s investment in finance leases. At June 30, 2015, the Partnership had two lessees which accounted for approximately 73% and 19% of the Partnership’s investment in finance leases. At June 30, 2016, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At June 30, 2015, the Partnership had four lessees which accounted for approximately 29%, 24%, 23% and 15% of the Partnership’s investment in operating leases. At June 30, 2016, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At June 30, 2015, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At June 30, 2016, the Partnership had two lessees which accounted for approximately 66% and 34% of the Partnership’s investment in equipment notes receivable. At June 30, 2015, the Partnership had three lessees which accounted for approximately 41%, 39% and 21% of the Partnership’s investment in equipment notes receivable.

At June 30, 2016 and December 31, 2015, the Partnership’s equipment notes receivable were from two and from three debtors, respectively.

As of June 30, 2016 and December 31, 2015, the outstanding loans payable of $6,501,721 and $3,223,396 were from one lender.

16.	Geographic Information

Geographic information for revenue for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30, 2016
Revenue:	United States	Europe	Australia	Total
Rental income	$119,572	$157,666	$11,267	$288,505
Finance income	$—	$2,445	$—	$2,445
Loss on sale of assets	$373,991	$—	$—	$373,991
Investment income	$—	$225,361	$—	$225,361
Interest income	$95,066	$7	$—	$95,073

	Three Months Ended June 30, 2015
Revenue:	United States	Europe	Australia	Total
Rental income	$120,421	$187,235	$11,267	$318,923
Finance income	$—	$363,097	$—	$363,097
Gain on sale of assets	$16,554	$—	$—	$16,554
Investment income	$(138,249)	$225,361	$—	$87,112
Interest income	$167,854	$12	$—	$167,866

Geographic information for revenue for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30, 2016
Revenue:	United States	Europe	Australia	Total
Rental income	$239,144	$315,804	$22,534	$577,482
Finance income	$—	$6,327	$—	$6,327
Gain (loss) on sale of assets	$365,053	$(202,164)	$—	$162,889
Investment income	$—	$450,721	$—	$450,721
Interest income	$192,373	$7	$—	$192,380

	Six Months Ended June 30, 2015
Revenue:	United States	Europe	Australia	Total
Rental income	$239,504	$790,354	$22,534	$1,052,392
Finance income	$—	$741,521	$—	$741,521
Gain on sale of assets	$36,489	$18,492	$—	$54,981
Investment income (loss)	$(86,276)	$450,721	$—	$364,445
Interest income	$347,275	$12	$—	$347,287

Geographic information for long-lived assets at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$—	$894,975	$—	$894,975
Investments in equipment subject to operating leases, net	$—	$2,397,337	$247,981	$2,645,318
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Equipment investment through SPV	$—	$4,293,139	$—	$4,293,139
Equipment notes receivable, including accrued interest	$1,175,000	$2,274,248	$—	$3,449,248

	December 31, 2015
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$—	$1,660,512	$—	$1,660,512
Investments in equipment subject to operating leases, net	$609,931	$2,574,242	$268,363	$3,452,536
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,320,000	$—	$—	$1,320,000
Equipment notes receivable, including accrued interest	$1,175,000	$2,386,570	$—	$3,561,570

17.	Subsequent Events

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant.

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

Results of Operations for the three months ended June 30, 2016 (the “2016 Quarter”) compared to the three months ended June 30, 2015 (the “2015 Quarter”)

Our revenue for the 2016 Quarter compared to the 2015 Quarter is summarized as follows:

	Three Months Ended June 30,
	2016	2015
Revenue:
Rental income	$288,505	$318,923
Finance income	2,445	363,097
(Loss) gain on sale of assets	373,991	16,554
Investment income	225,361	87,112
Interest income	95,073	167,866
Other income	—	—

Total Revenue	$985,375	$953,552

For the 2016 Quarter we earned total revenue of $985,375 which is an increase of approximately $32,000 from our 2015 Quarter. The increase in total revenue was due to an increase in income from investments of approximately $138,000 and an increase in gain on sale of assets of approximately $357,000 offset by a decrease in rental income of approximately $30,000, a decrease in finance income of approximately $361,000 and a decrease in interest income of approximately $73,000. The increase in total revenue is primarily due to the sale of our assets as we are in our Liquidation Period.

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

Our expenses for the 2016 Quarter compared to the 2015 Quarter are summarized as follows:

	Three Months Ended June 30,
	2016	2015

Expenses:
Management fees - Investment Manager	$141,677	$141,677
Depreciation and amortization	199,002	184,487
Professional fees	82,174	97,465
Administration expense	22,823	3,921
Other expenses	13,538	3,847
Expenses from equipment investment through SPV	264,537	—
Interest expense	74,380	218,420
Total Expenses	$798,131	$649,817

Foreign currency transaction losses (gains)	$167,212	$(1,149,274)

During the 2016 Quarter, we incurred total expenses of $798,131 versus total expenses of $649,817 for the 2015 Quarter. We also incurred expenses of $264,537 from our equipment investment through SPV. The primary reason for the increase of approximately $148,000 from the 2015 Quarter was due to expenses from our equipment investment through SPV offset by a decrease in interest expense from the 2015 Quarter due to paydowns of loan principal on the non-recourse loans payable.

For the 2016 Quarter we generated foreign currency transaction losses of $167,212, which were incurred as follows: (i) approximately $165,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 6.8% during the 2016 Quarter. For the 2015 Quarter, we generated foreign currency transaction gains of $1,149,274, which were incurred as follows: (i) approximately $1,126,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 6.0% during the 2015 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2016 Quarter of $20,033 compared to net income for the 2015 Quarter of $1,453,009.

Results of Operations for the six months ended June 30, 2016 (the “2016 Period”) compared to the six months ended June 30, 2015 (the “2015 Period”)

Our revenue for the 2016 Period compared to the 2015 Period is summarized as follows:

	Six Months Ended June 30,
	2016	2015
Revenue:
Rental income	$577,482	$1,052,392
Finance income	6,327	741,521
Gain on sale of assets	162,889	54,981
Investment income	450,721	364,445
Interest income	192,380	347,287
Other income	—	9,902

Total Revenue	$1,389,799	$2,570,528

For the 2016 Period we earned total revenue of $1,389,799 which is a decrease of approximately $1,181,000 from our 2015 Period. The decrease in total revenue was due to a decrease in rental income of approximately $475,000, a decrease in finance income of approximately $735,000 and a decrease in interest income of approximately $155,000 offset by an increase in income from investments of approximately $86,000 and an increase in gain on sale of assets of approximately $108,000. The decrease in total revenue is primarily due to the sale of our assets as we are in our Liquidation Period which results in a decrease in rental, finance and interest income.

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

Our expenses for the 2016 Period compared to the 2015 Period are summarized as follows:

	Six Months Ended June 30,
	2016	2015

Expenses:
Management fees - Investment Manager	$283,354	$283,354
Depreciation and amortization	398,053	380,737
Professional fees	123,459	126,248
Administration expense	29,258	9,529
Expenses from equipment investment through SPV	264,537	—
Other expenses	33,511	6,656
Interest expense	159,029	450,022
Total Expenses	$1,291,201	$1,256,546

Foreign currency transaction losses (gains)	$274,696	$(220,927)

During the 2016 Period, we incurred total expenses of $1,291,201 versus total expenses of $1,256,546 for the 2015 Period. We also incurred expenses of $264,537 from our equipment investment through SPV. The primary reason for the increase of approximately $35,000 from the 2015 Period was due to our equipment investment through SPV offset by a decrease in interest expense from the 2015 Period due to paydowns of loan principal on the non-recourse loans payable.

For the 2016 Period we generated foreign currency transaction losses of $274,696, which were incurred as follows: (i) approximately $268,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 9.5% during the 2016 Period. For the 2015 Period, we generated foreign currency transaction gains of $220,927, which were incurred as follows: (i) approximately $206,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 1.2% during the 2015 Period. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated a net loss for the 2016 Period of $176,098 compared to net income for the 2015 Period of $1,534,909.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$85,688	$1,483,934
Investing activities	$(1,605,196)	$1,100,755
Financing activities	$(327,167)	$(2,306,605)

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

Operating Activities

During 2016, we had cash inflows from operating activities of $85,688. This was principally due to a net loss of approximately $176,000 and an increase in accounts receivable and other assets of approximately $480,000 from sales of an operating lease and a finance lease. We also had a non-cash decrease of approximately $163,000 from gain on sale of assets. Offsetting these cash outflows were cash inflows from cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of approximately $74,000 from our finance leases during the 2016 Period. The majority of our leases are payable in British Pound Sterling, therefore future cash inflows will be affected by the foreign currency exchange rates at the time we receive these payments. Additionally, we had a non-cash increase of approximately $667,000 which represented depreciation and amortization and unrealized foreign currency transaction losses. We anticipate that we will generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

During 2015, we generated cash in-flows from operating activities of $1,483,934. This was principally due to cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of approximately $1,033,000 from our finance leases and cash of approximately $113,000 from our equipment notes receivable during the 2015 Period. The majority of our leases are payable in British Pound Sterling, therefore future cash inflows will be affected by the foreign currency exchange rates at the time we receive these payments. The cash inflows were offset by various non-cash deductions which totaled approximately $961,000 and consisted of finance income and unrealized foreign currency transaction gains. These noncash deductions were offset by a non-cash increase of approximately $483,000 which represented depreciation and amortization, accrued interest income and investment loss from equity method investments. We anticipate that we will continue to generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

Investing Activities

Cash used in investing activities for the 2016 Period was $1,605,196. We paid approximately $3,868,000 for the purchase of a container feeder vessel. We received proceeds of approximately $943,000 from the sale of leased assets and approximately $1,320,000 for principal payments received on convertible notes.

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

Financings and Borrowings

Cash used in financing activities was $327,167 for the 2016 Period. During the 2016 Period, we received proceeds from loans payable of approximately $3,847,000 and we collected approximately $67,000 from a note receivable with our Investment Manager. Offsetting this increase was cash outflows of approximately $3,714,000 for distributions to our Limited Partners and we paid approximately $975,000 of principal payments on the loans payable.

Cash used by financing activities was $2,306,605 for the 2015 Period. During the 2015 Period, we paid approximately $1,395,000 of principal payments on the loans payable and approximately $970,000 for distributions to our limited partners. Offsetting this decrease was cash inflows of approximately $59,000 from a note receivable with our Investment Manager.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after our initial closing, which occurred on May 2, 2011. We made distributions to our Limited Partners through the Operating Period which concluded on May 2, 2013. We are currently in our Liquidation Period. During the six months ended June 30, 2016, we made cash distributions to our Limited Partners totaling $3,714,065. We did not make a cash distribution to the General Partner during the six months ended June 30, 2016; however, we accrued approximately $138,400 for distributions due to the General Partner at June 30, 2016. Although the timing of distributions may become irregular, we intend to follow the semi-annual distribution schedule at the targeted distribution rate provided the cash from operations can sustain the distributions.

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

Subsequent Events

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

August 15, 2016

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

