Form 10-Q
period 2016-09-30
SQN Alternative Investment Fund III, L.P.
filed 2016-11-15
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Yes [  ] No [X]

At November 14, 2016, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$587,847	$2,816,914
Accounts receivable	260,038	3,538
Investments in finance leases, net	841,622	1,660,512
Investments in equipment subject to operating leases, net	2,546,674	3,452,536
Residual value investments in equipment on lease	634,702	634,702
Convertible promissory note	-	1,320,000
Equipment notes receivable, including accrued interest of $391,726 and $255,082	3,434,262	3,561,570
Collaterized loan receivable, including accrued interest of $8,754 and $0	286,646	-
Loan origination costs, net of accumulated amortization of $160,780 and $160,328	-	452
Due from Investment Manager	36,831	137,373
Initial direct costs, net of accumulated amortization of $423,727 and $415,661	45,441	53,507
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	4,318,409	-
Other assets	2,202,829	1,485,800
Total Assets	$23,617,216	$23,548,819

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $44,356 and $32,011	$6,422,110	$3,223,396
Accounts payable and accrued expenses	822,861	85,462
Distributions payable to Limited Partners	-	2,633,505
Distributions payable to General Partner	138,379	127,573
Rental income received in advance	18,546	235,944
Deferred gain from investment	201,628	237,209
Security deposits payable	29,700	29,700
Total Liabilities	7,633,224	6,572,789

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	15,647,216	17,069,862
General Partner	(107,949)	(93,832)
Total Partners’ Equity attributable to the Partnership	15,539,267	16,976,030

Non-controlling interest in consolidated entities	444,725	-

Total Equity	15,983,992	16,976,030
Total Liabilities and Partners’ Equity	$23,617,216	$23,548,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue:
Rental income	$156,875	$307,391	$734,357	$1,359,783
Finance income	1,422	258,001	7,749	999,522
(Loss) gain on sale of assets	(1,738)	809,707	161,151	864,688
Investment income from participation interest and equity method investments	227,082	225,360	677,803	589,805
Interest income	67,271	154,439	259,651	501,726
Income from equipment investment through SPV	571,208	-	571,208	-
Other income	-	185	-	10,087
Total Revenue	1,022,120	1,755,083	2,411,919	4,325,611
Provision for lease, note, and loan losses	-	-	-	-
Revenue less provision for lease, note, and loan losses	1,022,120	1,755,083	2,411,919	4,325,611

Expenses:
Management fees - Investment Manager	141,677	141,677	425,031	425,031
Depreciation and amortization	101,317	178,651	499,370	559,388
Professional fees	20,415	42,110	143,874	168,358
Administration expense	7,177	11,014	36,435	20,543
Other expenses	8,462	7,841	41,973	14,497
Interest expense	135,611	199,011	294,640	649,033
Expenses from equipment investment through SPV (including depreciation expense of approximately $113,000 for the period ending September 30, 2016)	584,598	-	849,135	-
Total Expenses	999,257	580,304	2,290,458	1,836,850
Foreign currency transaction losses	205,687	365,580	480,383	144,653
Net (loss) income	$(182,824)	$809,199	$(358,922)	$2,344,108

Net loss attributable to non-controlling interest in consolidated entities	(1,339)	-	(27,793)	-
Net (loss) income attributable to the Partnership	(181,485)	809,199	(331,129)	2,344,108

Net (loss) income allocable to:
Limited Partners	$(179,670)	$801,107	$(327,818)	$2,320,667
General Partner	(1,815)	8,092	(3,311)	23,441
Net (loss) income	$(181,485)	$809,199	$(331,129)	$2,344,108

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(6.48)	$28.90	$(11.83)	$83.71

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity

Nine Months Ended September 30, 2016

(Unaudited)

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners	Non-controlling Interest

Balance, January 1, 2016	27,721.10	$16,976,030	$(93,832)	$17,069,862	$-

Non-controlling interest contribution to consolidated entities	-	472,518	-	-	472,518
Distributions to Partners	-	(1,091,366)	(10,806)	(1,080,560)	-
Redemption of initial Limited Partners’ contribution	-	(14,268)	-	(14,268)	-
Net loss	-	(358,922)	(3,311)	(327,818)	(27,793)
Balance, September 30, 2016	27,721.10	$15,983,992	$(107,949)	$15,647,216	$444,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(358,922)	$2,344,108
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(7,749)	(999,522)
Accrued interest income	(188,169)	28,162
Investment loss from equity method investment	-	86,277
Gain on sale of assets	(161,151)	(864,688)
Depreciation and amortization	499,370	559,388
Foreign currency transaction losses	473,814	51,552
Change in operating assets and liabilities:
Accounts receivable	(278,628)	(439,999)
Accrued interest income received	-	113,155
Minimum rental payments received	101,480	1,232,008
Other assets	(503,365)	688,657
Accounts payable and accrued expenses	737,399	1,928,958
Deferred revenue	(35,581)	(35,581)
Accrued interest on notes and loans payable	25,680	(380,286)
Rental income received in advance	(217,398)	106,838
Net cash provided by operating activities	86,780	4,419,027

Cash flows from investing activities:
Proceeds from sale of leased assets	942,693	9,800,458
Principal payments received on convertible notes	1,320,000	42,857
Cash paid for collateralized loan receivable	(277,892)	-
Equipment investment through SPV	(3,893,159)	-
Proceeds from sale of SQN Echo LLC	-	705,708
Proceeds from sale of SQN Echo II LLC	-	379,300
Other liability	-	(411,598)
Net cash (used in) provided by investing activities	(1,908,358)	10,516,725

Cash flows from financing activities:
Proceeds from loans payable	3,846,668	-
Principal payments of loan payable	(1,098,884)	(7,231,798)
Cash received from non-controlling interest contribution	472,518	-
Cash paid for distributions to Limited Partners	(3,714,065)	(5,960,037)
Cash paid for initial Limited Partners contribution redemption	(14,268)	-
Repayment of note from Investment Manager	100,542	89,726
Net cash used in financing activities	(407,489)	(13,102,109)

Net (decrease) increase in cash and cash equivalents	(2,229,067)	1,833,643
Cash and cash equivalents, beginning of year	2,816,914	333,039
Cash and cash equivalents, end of year	$587,847	$2,166,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$268,960	$439,870

Supplemental disclosure of non-cash investing and financing activities:
Increase in equipment investment through SPV	$(425,250)	$-
Reclassification of equipment subject to operating leases to other assets	$-	$139,417
Reclassification of investment in finance lease to other assets	$227,824	$333,528
Distributions payable to General Partner	$10,806	$59,600
Reclassification of other assets to equipment subject to operating leases	$-	$(2,500,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2016 and 2015

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. and Subsidiaries at September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2015 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

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

The Partnership has placed these funds in an international financial institution in order to minimize risk relating to exceeding insured limits. The Partnership, through Summit Asset Management Limited, maintains an unrestricted bank account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling. At September 30, 2016, the Partnership did not have any cash and cash equivalents held in a bank in the United Kingdom. At December 31, 2015, the Partnership had £45,405 ($67,209 applying exchange rates at December 31, 2015), respectively, of cash and cash equivalents held in two banks in the United Kingdom.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2016, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. The interest rate was determined based upon a recent transaction with an unrelated third party which was completed on February 28, 2013 and included an interest rate of 10%. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At September 30, 2016 and December 31, 2015, the Partnership has a remaining balance on the note receivable from its Investment Manager of $36,831 and $137,373, respectively, which is included in the condensed consolidated balance sheets.

For the three months ended September 30, 2016 and 2015, the Partnership paid the Investment Manager $141,677 which is included in Management fees – Investment Manager in the condensed consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, the Partnership paid the Investment Manager $425,031 which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (” SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. Bravo purchased the following general types of leased assets: (i) $632,284 in finance leases (See Note 5), (ii) $1,937,636 in equipment subject to operating leases (See Note 6) and (iii) $2,500,000 in residual value investments in equipment on lease. In addition, the Partnership sold various leased assets with a net book value of $4,137,073 to Bravo. During the year ended December 31, 2014, the Partnership increased its equity investment in Bravo to a total of $7,509,808, comprised of $3,217,293 for equipment lease transactions and $470,000 for equipment notes receivable. During the year ended December 31, 2015, the Partnership received approximately $5,166,320 in cash from Bravo. During the nine months ended September 30, 2016, the Partnership received approximately $783,624 in cash from Bravo. As of the September 30, 2016, the total investment in Bravo was $1,559,864.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its financial statements and results of operations.

5.	Investments in Finance Leases

At September 30, 2016 and December 31, 2015, net investments in finance leases consisted of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
Minimum rents receivable	$833,486	$1,617,366
Estimated unguaranteed residual value	8,493	51,498
Unearned income	(357)	(8,352)

	$841,622	$1,660,512

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity. During the nine months ended September 30, 2016, Bravo sold this finance lease to a third party. The third party paid cash proceeds of £109,000 ($150,660 applying exchange rate of 1.3822 at February 29, 2016), which is net of a value added tax of £21,800, ($30,132 applying exchange rate of 1.3822 at February 29, 2016). The Partnership reclassified $227,824 to accounts receivable for expected VAT refunds. The net book value of this finance lease at the time of sale was $580,648, which resulted in the Partnership recognizing a U.S. GAAP loss of $202,164.

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

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period ran through June 30, 2012 at which time the fixed rental period began. The fixed rental period is for a term of 60 months and the Partnership receives monthly payments of £41,021. At lease termination the lessee has an option to purchase the leased equipment at a fixed price. The Partnership’s portion of the proceeds will be £253,821. The Partnership paid initial direct costs as follows: (i) on November 30, 2011, the Partnership paid £9,125 and (ii) on July 15, 2011, the Partnership paid £45,775 related to the acquisition of this leased equipment. As result of the dramatic decline in oil prices, a key component in the production of plastics, the lessee has suffered a significant downturn in its business and profitability as the price of recycled plastics no longer presented an attractive alternative to new plastic products. During the year ended December 31, 2015, the Investment Manager determined that collecting the total outstanding balance of this finance lease is unlikely and has therefore written down the value of this finance lease by £817,348 ($1,209,838 using exchange rate of 1.4802 on December 31, 2015). At September 30, 2016, there were no significant changes to this lease.

At September 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Periods Ending September 30,	U.S. Dollars	British Pounds (1)	Total

2017	$—	$463,382	$463,382
2018	—	370,104	370,104

	$—	$833,486	$833,486

(1) Converted to U.S. Dollars at September 30, 2016 exchange rate of 1.2969.

For the three months ended September 30, 2016 and 2015, the Partnership incurred a foreign currency transaction loss of $27,272 and $132,555, respectively, on its various investments in finance leases. All amounts are included in foreign currency transaction losses in the condensed consolidated statements of operations.

For the nine months ended September 30, 2016 and 2015, the Partnership incurred a foreign currency transaction loss of $144,511 on its various investments in finance leases and a gain of $21,852, respectively. All amounts are included in foreign currency transaction losses in the condensed consolidated statements of operations.

6.	Investment in Equipment Subject to Operating Leases

At September 30, 2016 and December 31, 2015, investments in equipment subject to operating leases consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Aircraft rotables	$339,700	$339,700
Computer equipment	59,186	59,186
Modular accommodations	2,928,049	2,928,049
Plastic bulk storage containers	—	1,469,030
	3,326,935	4,795,965
Accumulated depreciation	(780,261)	(1,343,429)

Total	$2,546,674	$3,452,536

Depreciation expense was $98,642 and $175,724 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense was $491,302 and $550,413 for the nine months ended September 30, 2016 and 2015, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $145,000 and $461,000 of rental income for the three and nine months ended September 30, 2016, respectively. At September 30, 2016, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $11,200 and $33,800 in rental income for the three and nine months ended September 30, 2016, respectively. At September 30, 2016, there were no significant changes to this lease.

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

At September 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Periods Ending September 30,	U.S. Dollars	British Pounds (1)	Total

2017	$45,072	$306,229	$351,301
2018	45,072	306,229	351,301
2019	18,780	253,627	272,407
2020	—	16,752	16,752
	$108,924	$882,837	$991,761

(1) Converted to U.S. Dollars at September 30, 2016 exchange rate of 1.2969.

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

On February 27, 2013, the Partnership entered into a Subscription and Securities Purchase Agreement to purchase a portion of a $3,500,000 Convertible Promissory Note (“Promissory Note”). On February 28, 2013, the Partnership purchased a Promissory Note with a principal amount of $1,500,000. The Promissory Note bore simple interest at 10% per year which was payable quarterly. The Promissory Note was collateralized by the shares of the borrower and by an investment portfolio consisting of among other assets, equipment leases, direct hard assets and infrastructure investments. In March 2016, the Partnership received cash of $41,572 ($8,572 of principal and $33,000 of interest). In June 2016, the Partnership received cash of $1,343,121 ($1,311,428 of principal and $31,693 of interest) as payment in full of this promissory note.

9.	Equipment Notes Receivable

At September 30, 2016 and December 31, 2015, investments in equipment notes receivable, including accrued interest, consisted of the following:

Equipment Description	Maturity Date	Interest Rate	September 30, 2016	December 31, 2015

Hydro-electric generating plant - NI	12/31/16	12.00%	$2,259,262	$2,386,570
Manufacturing equipment and inventory		12.00%	1,175,000	1,175,000
			$3,434,262	$3,561,570

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

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of September 30, 2016, the Partnership has an aggregate investment balance of $4,318,409.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the period ended September 30, 2016, Boxship Holding recorded income of approximately $575,000 primarily from charter rental fees less total expenses of $852,000, consisting of ship operating expenses, of approximately $550,000, ship management fees and charter commissions fees of approximately $145,000, general and administrative expenses, of approximately $16,000, depreciation expense, of approximately $113,000 and interest expense of approximately $28,000 resulting in a net loss of approximately $277,000.

12.	Collateralized Loan Receivable

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant. For the three and nine months ended September 30, 2016, the loan facility earned interest income of $8,754.

13.	Other Assets

Other assets primarily include approximately $533,000 of several leases that were transferred from operating leases due to expiration of lease terms and approximately $680,000 related to the Partnership’s Equipment Investment through SPV. In addition, in December 2013 the Partnership funded £500,000 to an escrow account for a lease that has not been executed as of September 30, 2016.

14.	Non-recourse Loans Payable

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

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at September 30, 2016 and December 31, 2015 was $6,422,110 and $3,077,090, respectively.

15.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, and its financial instruments approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Convertible promissory note	$—	$—	$1,320,000	$1,320,000
Equipment notes receivable	$3,042,536	$3,042,536	$3,306,488	$3,306,488

Liabilities:
Loans payable	$6,377,754	$6,377,754	$3,191,385	$3,191,385

As of September 30, 2016, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

16.	Business Concentrations

For the nine months ended September 30, 2016, the Partnership had one lessee which accounted for approximately 94% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2015, the Partnership had two lessees which accounted for approximately 72% and 22% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2016, the Partnership had two lessees which accounted for approximately 63% and 32% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2015, the Partnership had two lessees which accounted for approximately 67% and 26% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2016, the Partnership had two loans which accounted for approximately 69% and 25% the Partnership’s interest income. For the nine months ended September 30, 2015, the Partnership had three loans which accounted for approximately 39%, 36% and 20% the Partnership’s interest income.

At September 30, 2016, the Partnership had one lessee which accounted for approximately 99% of the Partnership’s investment in finance leases. At September 30, 2015, the Partnership had two lessees which accounted for approximately 77% and 21% of the Partnership’s investment in finance leases. At September 30, 2016, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At September 30, 2015, the Partnership had four lessees which accounted for approximately 31%, 24%, 21% and 15% of the Partnership’s investment in operating leases. At September 30, 2016, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At September 30, 2015, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At September 30, 2016, the Partnership had two lessees which accounted for approximately 66% and 34% of the Partnership’s investment in equipment notes receivable. At September 30, 2015, the Partnership had three lessees which accounted for approximately 41%, 39% and 21% of the Partnership’s investment in equipment notes receivable.

At September 30, 2016 and December 31, 2015, the Partnership’s equipment notes receivable were from two and from three debtors, respectively.

As of September 30, 2016 and December 31, 2015, the outstanding loans payable of $6,422,110 and $3,223,396 were from one lender.

17.	Geographic Information

Geographic information for revenue for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30, 2016
Revenue:	United States	Europe	Australia	Total
Rental income	$—	$145,608	$11,267	$156,875
Finance income	$—	$1,422	$—	$1,422
Loss on sale of assets	$(1,738)	$—	$—	$(1,738)
Investment income	$—	$227,082	$—	$227,082
Interest income	$67,269	$2	$—	$67,271
Income from equipment investment through SPV	$—	$571,208	$—	$571,208

	Three Months Ended September 30, 2015
Revenue:	United States	Europe	Australia	Total
Rental income	$118,972	$177,152	$11,267	$307,391
Finance income	$—	$258,001	$—	$258,001
(Loss) gain on sale of assets	$(29,476)	$839,183	$—	$809,707
Investment income	$—	$225,360	$—	$225,360
Interest income	$154,422	$17	$—	$154,439

Geographic information for revenue for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30, 2016
Revenue:	United States	Europe	Australia	Total
Rental income	$239,144	$461,412	$33,801	$734,357
Finance income	$—	$7,749	$—	$7,749
Gain (loss) on sale of assets	$363,315	$(202,164)	$—	$161,151
Investment income	$—	$677,803	$—	$677,803
Interest income	$259,642	$9	$—	$259,651
Income from equipment investment through SPV	$—	$571,208	$—	$571,208

	Nine Months Ended September 30, 2015
Revenue:	United States	Europe	Australia	Total
Rental income	$358,476	$967,506	$33,801	$1,359,783
Finance income	$—	$999,522	$—	$999,522
Gain on sale of assets	$7,013	$857,675	$—	$864,688
Investment (loss) income	$(86,276)	$676,081	$—	$589,805
Interest income	$501,697	$29	$—	$501,726

Geographic information for long-lived assets at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$—	$841,622	$—	$841,622
Investments in equipment subject to operating leases, net	$—	$2,308,884	$237,790	$2,546,674
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Equipment investment through SPV	$—	$4,318,409	$—	$4,318,409
Equipment notes receivable, including accrued interest	$1,175,000	$2,259,262	$—	$3,434,262

	December 31, 2015
Long-lived assets:	United States	Europe	Australia	Total
Investment in finance leases, net	$—	$1,660,512	$—	$1,660,512
Investments in equipment subject to operating leases, net	$609,931	$2,574,242	$268,363	$3,452,536
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,320,000	$—	$—	$1,320,000
Equipment notes receivable, including accrued interest	$1,175,000	$2,386,570	$—	$3,561,570

18.	Subsequent Events

On November 2, 2016, the lessee of the bottle recycling and extrusion line located in the United Kingdom was sold as part of a restructuring transaction. As stated in Note 5, the Partnership's position in this lease was previously reserved for based on the restructuring and management will continue to evaluate the Partnership's position in this lease based on the sale to a third party.

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

Results of Operations for the three months ended September 30, 2016 (the “2016 Quarter”) compared to the three months ended September 30, 2015 (the “2015 Quarter”)

Our revenue for the 2016 Quarter compared to the 2015 Quarter is summarized as follows:

	Three Months Ended September 30,
	2016	2015
Revenue:
Rental income	$156,875	$307,391
Finance income	1,422	258,001
(Loss) gain on sale of assets	(1,738)	809,707
Investment income	227,082	225,360
Interest income	67,271	154,439
Income from equipment investment through SPV	571,208	—
Other income	—	185

Total Revenue	$1,022,120	$1,755,083

For the 2016 Quarter we earned total revenue of $1,022,120 which is a decrease of approximately $733,000 from our 2015 Quarter. The decrease in total revenue was due to a decrease in gain on sale of assets of approximately $811,000, a decrease in rental income of approximately $150,000, a decrease in finance income of approximately $257,000 and a decrease in interest income of approximately $87,000 offset by an increase in income from our equipment investment through SPV of approximately $571,000 and an increase in income from investments of approximately $2,000. The decrease in total revenue is primarily due to the sale of our assets in prior quarters as we are in our Liquidation Period which results in a decrease in rental, finance and interest income.

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

Our expenses for the 2016 Quarter compared to the 2015 Quarter are summarized as follows:

	Three Months Ended September 30,
	2016	2015

Expenses:
Management fees - Investment Manager	$141,677	$141,677
Depreciation and amortization	101,317	178,651
Professional fees	20,415	42,110
Administration expense	7,177	11,014
Other expenses	8,462	7,841
Expenses from equipment investment through SPV	584,598	—
Interest expense	135,611	199,011
Total Expenses	$999,257	$580,304

Foreign currency transaction losses	$205,687	$365,580

During the 2016 Quarter, we incurred total expenses of $999,257 versus total expenses of $580,304 for the 2015 Quarter. We also incurred expenses of $584,598 from our equipment investment through SPV. The primary reason for the increase of approximately $419,000 from the 2015 Quarter was due to expenses from our equipment investment through SPV offset by a decrease in interest expense from the 2015 Quarter due to paydowns of loan principal on the non-recourse loans payable.

For the 2016 Quarter we generated foreign currency transaction losses of $205,687, which were incurred as follows: (i) approximately $205,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 3.1% during the 2016 Quarter. For the 2015 Quarter, we generated foreign currency transaction losses of $365,580, which were incurred as follows: (i) approximately $360,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 4.0% during the 2015 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated a net loss for the 2016 Quarter of $182,824 compared to net income for the 2015 Quarter of $809,199.

Results of Operations for the nine months ended September 30, 2016 (the “2016 Period”) compared to the nine months ended September 30, 2015 (the “2015 Period”)

Our revenue for the 2016 Period compared to the 2015 Period is summarized as follows:

	Nine Months Ended September 30,
	2016	2015
Revenue:
Rental income	$734,357	$1,359,783
Finance income	7,749	999,522
Gain on sale of assets	161,151	864,688
Investment income	677,803	589,805
Interest income	259,651	501,726
Income from equipment investment through SPV	571,208	—
Other income	—	10,087

Total Revenue	$2,411,919	$4,325,611

For the 2016 Period we earned total revenue of $2,411,919 which is a decrease of approximately $1,914,000 from our 2015 Period. The decrease in total revenue was due to a decrease in rental income of approximately $625,000, a decrease in finance income of approximately $992,000, a decrease in interest income of approximately $242,000 and a decrease in gain on sale of assets of approximately $704,000 offset by an increase in income from our equipment investment through SPV of approximately $571,000 and an increase in income from investments of approximately $88,000. The decrease in total revenue is primarily due to the sale of our assets as we are in our Liquidation Period which results in a decrease in rental, finance and interest income.

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

Our expenses for the 2016 Period compared to the 2015 Period are summarized as follows:

	Nine Months Ended September 30,
	2016	2015

Expenses:
Management fees - Investment Manager	$425,031	$425,031
Depreciation and amortization	499,370	559,388
Professional fees	143,874	168,358
Administration expense	36,435	20,543
Expenses from equipment investment through SPV	849,135	—
Other expenses	41,973	14,497
Interest expense	294,640	649,033
Total Expenses	$2,290,458	$1,836,850

Foreign currency transaction losses	$480,383	$144,653

During the 2016 Period, we incurred total expenses of $2,290,458 versus total expenses of $1,836,850 for the 2015 Period. We also incurred expenses of $849,135 from our equipment investment through SPV. The primary reason for the increase of approximately $454,000 from the 2015 Period was due to our equipment investment through SPV offset by a decrease in interest expense from the 2015 Period due to paydowns of loan principal on the non-recourse loans payable.

For the 2016 Period we generated foreign currency transaction losses of $480,383, which were incurred as follows: (i) approximately $473,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 12.4% during the 2016 Period. For the 2015 Period, we generated foreign currency transaction losses of $144,653, which were incurred as follows: (i) approximately $150,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the offsetting remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 2.4% during the 2015 Period. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated a net loss for the 2016 Period of $358,922 compared to net income for the 2015 Period of $2,344,108.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$86,780	$4,419,027
Investing activities	$(1,908,358)	$10,516,725
Financing activities	$(407,489)	$(13,102,109)

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

Operating Activities

During 2016, we had cash inflows from operating activities of $86,780. This was principally due to a net loss of approximately $359,000 and an increase in accounts receivable and other assets of approximately $780,000 from sales of an operating lease and a finance lease. We also had a non-cash decrease of approximately $161,000 from gain on sale of assets. Offsetting these cash outflows were cash inflows from cash collections from rental payments from both our finance and operating leases as well as interest income on the equipment notes receivable. We received cash of approximately $101,000 from our finance leases during the 2016 Period. The majority of our leases are payable in British Pound Sterling, therefore future cash inflows will be affected by the foreign currency exchange rates at the time we receive these payments. Additionally, we had a non-cash increase of approximately $973,000 which represented depreciation and amortization and unrealized foreign currency transaction losses. We anticipate that we will generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash used in investing activities for the 2016 Period was $1,908,358. We paid approximately $3,893,000 for the purchase of a container feeder vessel. We paid approximately $278,000 for the purchase of a collateralized loan receivable. We received proceeds of approximately $943,000 from the sale of leased assets and approximately $1,320,000 for principal payments received on convertible notes.

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

Financings and Borrowings

Cash used in financing activities was $407,489 for the 2016 Period. During the 2016 Period, we received proceeds from loans payable of approximately $3,847,000 and we collected approximately $100,000 from a note receivable with our Investment Manager. Offsetting this increase was cash outflows of approximately $3,728,000 for distributions to our Limited Partners and we paid approximately $1,099,000 of principal payments on the loans payable.

Cash used by financing activities was $13,102,109 for the 2015 Period. During the 2015 Period, we paid approximately $7,232,000 of principal payments on the loans payable and approximately $5,960,000 for distributions to our limited partners. Offsetting this decrease was cash inflows of approximately $90,000 from a note receivable with our Investment Manager.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after our initial closing, which occurred on May 2, 2011. We made distributions to our Limited Partners through the Operating Period which concluded on May 2, 2013. We are currently in our Liquidation Period. During the nine months ended September 30, 2016, we made cash distributions to our Limited Partners totaling $3,714,065. We did not make a cash distribution to the General Partner during the nine months ended September 30, 2016; however, we accrued approximately $138,400 for distributions due to the General Partner at September 30, 2016. Although the timing of distributions may become irregular, we intend to follow the semi-annual distribution schedule at the targeted distribution rate provided the cash from operations can sustain the distributions.

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

Subsequent Events

On November 2, 2016, the lessee of the bottle recycling and extrusion line located in the United Kingdom was sold as part of a restructuring transaction. As stated in Note 5, the Partnership's position in this lease was previously reserved for based on the restructuring and management will continue to evaluate the Partnership's position in this lease based on the sale to a third party.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the condensed consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

November 14, 2016

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

