Form 10-K
period 2016-12-31
SQN Alternative Investment Fund III, L.P.
filed 2017-03-31
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Number of outstanding units of limited partnership interests of the registrant on March 31, 2017 was 27,721.10.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Alternative Investment Fund III L.P.

Annual Report on Form 10-K for Year Ended December 31, 2016

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

Our Offering Period commenced on May 2, 2011, the first business day after April 30, 2011, we admitted 19 Limited Partners with total capital contributions of $1,200,500. From May 3, 2011 through December 31, 2011, we admitted an additional 118 Limited Partners with total capital contributions of $7,250,400. For the year ended December 31, 2012, we admitted an additional 188 limited partners with total capital contributions of $13,904,200. From January 1, 2013 through March 15, 2013, the date the Offering Period concluded, we admitted an additional 50 Limited Partners, including our Investment Manager who invested $100,000 on March 15, 2013, and received additional capital contributions totaling $5,506,000. Due to our not achieving certain equity raising milestones during the Offering Period, our General Partner and/or our Investment Manager are required to reimburse us for organizational and offering expenses of $441,897 previously paid. At March 15, 2013, organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At December 31, 2016, the balance of the note receivable from the Investment Manager to the Partnership was $2,111, which is included as due from investment manager on the accompanying consolidated financial statements.

SQN Securities, LLC (“Securities”), a Delaware limited liability company and a majority-owned subsidiary of the Investment Manager was the sole selling agent of the Partnership’s units. Securities is a broker-dealer registered with the SEC and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Security Investor Protection Corporation. We paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities also sponsored by the Partnership’s Investment Manager. For the years ended December 31, 2016 and 2015, we did not make any payments to Securities for distribution expenses. For the years ended December 31, 2016 and 2015, our Investment Manager did not make payments for organizational and offering expenses on our behalf.

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

At December 31, 2016, we had total assets of $21,830,910. Of this amount, $9,897,423 was for various investments: (i) $2,448,031 related to investments in equipment subject to operating leases (ii) $634,702 related to residual value investments in equipment on lease (iii) $2,224,597 was associated with equipment notes receivable and accrued interest (iv) $299,429 was associated with collateralized loan receivable and accrued interest and (v) $4,290,664 related to equipment investment through SPV. In addition to the above leases, we also have an investment in a participation interest of $8,421,915, other assets of $2,612,865 and $42,768 related to initial direct costs. For the year ended December 31, 2016, two of our lessees accounted for approximately 95% of the total rental income derived from operating leases and one lessee which accounted for approximately 94% of the total income derived from finance leases. For the year ended December 31, 2016, we had a net loss of $1,914,022.

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

On June 19, 2013, the Partnership sold certain assets, along with their related rental streams, to a special purpose entity, SQN Bravo LLC (“Bravo”). The Partnership’s Investment Manager determined that this was in its best interests due to the following factors: (i) the Partnership was able to leverage investments through debt at rates less than the rates the corresponding leased equipment were earning and (ii) the Partnership was able to use the proceeds to make additional lease investments at higher rates.

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

At December 31, 2016 and 2015, the Partnership’s investment portfolio consisted of the following transactions:

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity. During the period, Bravo sold this finance lease to a third party. The third party paid cash proceeds of £109,000 ($150,660 applying exchange rate of 1.3822 at February 29, 2016), which is net of a value added tax of £21,800, ($30,132 applying exchange rate of 1.3822 at February 29, 2016). The Partnership reclassified $227,824 to accounts receivable for expected VAT refunds. The net book value of this finance lease at the time of sale was $580,648, which resulted in the Partnership recognizing a U.S. GAAP loss of $202,164.

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

Under the terms of the HP Agreement there is both an initial rental period and a fixed rental period. The initial rental period ran through June 30, 2012 at which time the fixed rental period began. The fixed rental period is for a term of 60 months and the Partnership receives monthly payments of £41,021. At lease termination the lessee has an option to purchase the leased equipment at a fixed price. The Partnership’s portion of the proceeds will be £253,821. The Partnership paid initial direct costs as follows: (i) on November 30, 2011, the Partnership paid £9,125 and (ii) on July 15, 2011, the Partnership paid £45,775 related to the acquisition of this leased equipment. As result of the dramatic decline in oil prices, a key component in the production of plastics, the lessee has suffered a significant downturn in its business and profitability as the price of recycled plastics no longer presented an attractive alternative to new plastic products. The Investment Manager has determined that collecting the total outstanding balance of this finance lease is unlikely and has therefore written down the value of this finance lease by £817,348 ($1,209,838 using exchange rate of 1.4802 on December 31, 2015) and is included in provision for lease, note, and loan losses on the consolidated statements of operations. During the year ended December 31, 2016, the Investment Manager has further determined that collecting the total outstanding balance of this finance lease is unlikely and has therefore fully written down the value of this finance lease by £642,703 ($792,838 using exchange rate of 1.2336 on December 31, 2016) and is included in provision for lease, note, and loan losses on the consolidated statements of operations. As of December 31, 2016, the balance is $0.

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

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with us and an unrelated lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note is charged at a rate of 12% per annum and interest is payable in twelve monthly installments of $11,750 each. The note matured on March 4, 2015 and the principal balance due was payable in one lump sum. The borrower was unable to remit the lump sum payment and has requested a forbearance until March 31, 2016. The note is on non-accrual status and is secured by the equipment and inventory of the borrower. We advanced $470,000 to Bravo to fund the transaction. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments. As of December 31, 2016, the outstanding balance of principal and interest is $1,175,000. As of December 31, 2016, the Partnership reclassified this equipment note to other assets.

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

Loan Note Instrument

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

Equipment Investment through SPV

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of December 31, 2016, the Partnership has an aggregate investment balance of $4,290,664.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the period ended December 31, 2016, Boxship Holding recorded income of approximately $1,408,000 primarily from charter rental fees less total expenses of $1,819,000, consisting of ship operating expenses, of approximately $1,165,000, ship management fees and charter commissions fees of approximately $306,000, general and administrative expenses, of approximately $108,000, depreciation expense, of approximately $160,000 and interest expense of approximately $80,000 resulting in a net loss of approximately $411,000.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 31, 2017
General Partner	1
Limited Partners	375

The Partnership pays, at the sole discretion of the Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after our initial closing, which occurred on May 2, 2011 through the Partnership’s Operating Period, which concluded on June 29, 2014. The Liquidation Period started on June 29, 2014 and is expected to last approximately four years. For the years ended December 31, 2016 and 2015, the Partnership paid cash distributions to our Limited Partners totaling $3,714,066 and $5,960,036, respectively. As of December 31, 2016, the Partnership accrued $484,244 for distributions payable to our Limited Partners. As of December 31, 2016, the Partnership accrued $143,221 for distributions payable to our General Partner.

The Partnership is required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to the Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, the Partnership’s Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2016. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, the Partnership may subsequently revise this valuation.

During the offering of the Partnership’s Units and consistent with NASD Rule 2340(c), the value of the Partnership’s Units were estimated to be the offering price of $1,000 per Unit. At December 31, 2016, the Partnership was in the Liquidating Period, which the Partnership had begun on June 29, 2014, and the value of the Units are estimated to be the offering price of $1,000 per Unit.

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

	Years Ended December 31,
	2016	2015
Total revenue	$3,689,760	$5,259,768
Net (loss) income	$(1,914,022)	$1,164,544
Net (loss) income allocable to Limited Partners	$(1,894,882)	$1,152,899
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10
Net (loss) income per weighted average number of limited partnership interests outstanding	$(68.36)	$41.59
Distributions paid to Limited Partners	$1,564,805	$8,593,541
Distributions per weighted average number of limited partnership interests outstanding	$56.45	$310.00

	December 31,
	2016	2015
Total assets	$21,830,910	$23,548,819
Partners’ Equity	$13,449,487	$16,976,030

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

Current Business Environment and Outlook

We believe that 2017 will continue to present attractive opportunities for equipment lease and asset finance investments. While we expect interest rates to increase, this will generally result in increased returns on asset based investments. As the lending institutions such as banks raise the rates they charge to borrowers, this will make the financing provided by us more cost competitive, and broaden the market of potential investments Although it also increases the cost of leverage, we do not see much of a net effect on our gross margins since we do not plan on utilizing significant leverage in our portfolio. Our single investor leases and loans should benefit from any increase in interest rates over the long term. Specialty finance firms have raised a significant amount of capital targeted toward these asset classes which has driven down financing rates across the sector. The competitive environment is firming up with a few large participants exiting the market, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we think there is more opportunity than there has been in years to acquire seasoned portfolios of equipment leases and loans. We also think that there may be opportunity for consolidation in the next year or two. Overall we think that businesses have a positive outlook for growth in 2017 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2017 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth in 2017 is poised to experience moderately strong growth of 2.7% while equipment and software investment should expand by about 3.0%. After a growth pause during the first half of 2016 in which low energy and commodity prices contributed to weak business confidence and investment, the U.S. economy appears to be back on solid footing. Credit market conditions are healthy and are not expected to inhibit business investment or the equipment finance industry. Struggles for the energy, manufacturing and export sectors posed a major drag on business investment in 2016, but early indicators point to growth of 3.0% in equipment and software investment in 2017. U.S. manufacturing activity is anticipated to increase over the near term with support from the current administration. Materials handling equipment investment growth should remain stable. All other industrial equipment investment growth will likely rebound. Medical equipment investment growth should remain stable. Railroad equipment investment growth should continue to strengthen. Trucks investment growth is poised to accelerate. Computers investment growth is likely to improve. Aircraft and ship investment growth will likely strengthen, and while we do not anticipate making significant investment in these asset classes, this will tie up substantial amount of capital of other asset finance companies.

Receding headwinds should propel equipment investment towards growth in 2017, after a less than ideal 2016 witnessed three consecutive quarters of contraction. Although Q4 2016 data may be stronger than recent quarters. A key factor in this rebound is the energy sector, which has been a major drag on growth for several quarters but is no longer in freefall and should improve in the months ahead. This will benefit several equipment verticals that are closely tied to the energy sector. Meanwhile, most other verticals are also exhibiting positive signs and appear primed to improve in the first half of 2017. U.S. credit conditions remain stable, with little change from last quarter in the areas of credit supply and financial stress, and a slight increase in credit demand (especially among consumers and households). Business demand for credit remains tepid but has improved from last quarter. The Federal Reserve Board has increased its benchmark interest rate in December, and is expected to further increase rates in 2017 making our financing more cost competitive with banks.

Recent Significant Transactions

Loan Note Instrument

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant, which was an investment the Partnership entered into during the operating period.

Equipment Investment through SPV

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of December 31, 2016, the Partnership has an aggregate investment balance of $4,290,664.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the period ended December 31, 2016, Boxship Holding recorded income of approximately $1,408,000 primarily from charter rental fees less total expenses of $1,819,000, consisting of ship operating expenses, of approximately $1,165,000, ship management fees and charter commissions fees of approximately $306,000, general and administrative expenses, of approximately $108,000, depreciation expense, of approximately $160,000 and interest expense of approximately $80,000 resulting in a net loss of approximately $411,000.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership is currently in the process of evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

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

Results of Operations for the Year Ended December 31, 2016 (“2016”) as compared to the Year Ended December 31, 2015 (“2015”)

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

Revenue for 2016 and 2015 is summarized as follows:

	For the Year Ended December 31,
	2016	2015
Revenue:
Rental income	$882,686	$1,661,659
Finance income	8,106	1,068,023
Gain on sale of assets	161,121	860,762
Investment income	903,164	850,462
Interest income	326,833	808,775
Income from equipment investment through SPV	1,407,850	-
Other income	-	10,087
Total Revenue	$3,689,760	$5,259,768

For the year ended December 31, 2016, we earned total revenue of $3,689,750, which is a decrease of approximately $1,570,000 from 2015. The decrease in total revenue was due to a decrease in rental income of approximately $779,000, a decrease in gain on sale of assets of approximately $700,000, a decrease in interest income of approximately $482,000, and a decrease in finance income of approximately $1,060,000. These decreases were offset by an increase of approximately $1,408,000 from income from equipment investment through SPV. The decrease in total revenue is primarily due to the sale of our assets as we are in our Liquidation Period which results in a decrease in rental, finance and interest income.

Expenses for 2016 and 2015 are summarized as follows:

	Year Ended December 31,
	2016	2015

Provision for lease, note, and loan losses	$1,325,866	$1,368,767

Expenses:
Management fees - Investment Manager	$566,708	$566,708
Depreciation and amortization	600,686	832,627
Professional fees	189,007	202,070
Administration expense	32,066	31,381
Other expenses	43,908	15,717
Interest expense	385,833	737,277
Expenses from equipment investment through SPV	1,818,453	-
Total Expenses	$3,636,661	$2,385,780

Foreign currency transaction losses	$682,315	$340,677

During the year ended December 31, 2016, we incurred total expenses of $3,636,661 versus total expenses of $2,385,780 for the year ended December 31, 2015. The primary reason for the increase of approximately $1,251,000 from 2015 was due to an increase in expenses from equipment investment through SPV of $1,818,000, slightly offset by a decrease in interest of $351,000 and depreciation and amortization of $232,000. Interest expense decreased compared to 2016 due to paydowns of loan principal on the non-recourse loans payable. We also incurred a provision for lease, note, and loan losses of approximately $1,326,000 as a result of loan reserves being placed on 2 assets in 2016.

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

For the year ended December 31, 2016, we generated foreign currency transaction losses of $682,315, which were incurred as follows: (i) approximately $675,000 loss was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) approximately $7,000 gain was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 13.0% during the year ended December 31, 2016. For 2015, we generated foreign currency transaction losses of $340,677, which were incurred as follows: (i) approximately $364,000 loss was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) approximately $23,000 gain was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 5.0% during the year ended December 31, 2015.

Net income and loss

As a result of the factors discussed above we incurred net loss of $1,955,082 for the year ended December 31, 2016, compared to net income of $1,164,544 for the year ended December 31, 2015.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31
	2016	2015
Cash provided by (used in):
Operating activities	$190,332	$3,693,623
Investing activities	$(1,880,613)	$12,039,950
Financing activities	$(395,333)	$(13,249,698)

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

Operating Activities

During 2016, we generated cash inflows from operating activities of $190,332. This was principally due to a net loss of approximately $1,955,000 and an increase in accounts receivable and other assets of approximately $485,000 from sales of an operating lease and a finance lease. We also had a non-cash decrease of approximately $161,000 from gain on sale of assets. Offsetting these cash outflows were cash inflows from cash collections from rental payments from both our finance and operating leases. We received cash of approximately $110,000 from our finance leases during 2016. The majority of our leases are payable in British Pound Sterling, therefore future cash inflows will be affected by the foreign currency exchange rates at the time we receive these payments. Additionally, we had a non-cash increase of approximately $2,602,000 which represented depreciation and amortization, unrealized foreign currency transaction losses and provision for lease, note and loan losses. We anticipate that we will generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash used by investing activities for 2016 was $1,880,613. We paid approximately $3,865,000 for the purchase of a container feeder vessel through our equipment investment through SPV. We paid approximately $278,000 for the purchase of a collateralized loan receivable. We received proceeds of approximately $943,000 from the sale of leased assets and approximately $1,320,000 for principal payments received on convertible notes. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

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

Financing Activities

Cash used by financing activities for 2016 was $395,332. During 2016, we received proceeds from borrowing from loans payable at approximately $3,847,000, offset by principal payments on the loans payable of approximately $1,100,000 and cash distributions to our Limited Partners of approximately $3,714,000 and approximately $135,000 from repayment of a note receivable with our Investment Manager.

Cash used by financing activities for 2015 was $13,249,698. During 2015, we paid approximately $7,411,000 of principal payments on the loans payable and approximately $5,960,000 for cash distributions to our Limited Partners. Offsetting this decrease was cash inflows of approximately $121,000 from repayment of a note receivable with our Investment Manager.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after the our initial closing which occurred on May 2, 2011. We made distributions to our Limited Partner’s through the Operating Period. During the years ended December 31, 2016 and 2015, we made cash distributions to our Limited Partners totaling approximately $3,714,000 and $5,960,000, respectively, and we accrued approximately $484,000 for distributions payable to the Limited Partners at December 31, 2016. We did not make a cash distribution to the General Partner during the years ended December 31, 2016 and 2015; however, we accrued approximately $143,000 for distributions payable to the General Partner at December 31, 2016.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

SQN Alternative Investment Fund III L.P. and Subsidiaries

New York, NY

We have audited the accompanying consolidated balance sheets of SQN Alternative Investment Fund III L.P. and Subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SQN Alternative Investment Fund III L.P. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, NY

March 31, 2017

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$731,300	$2,816,914
Accounts receivable	122,528	3,538
Investments in finance leases, net	-	1,660,512
Investments in equipment subject to operating leases, net	2,448,031	3,452,536
Residual value investments in equipment on lease	634,702	634,702
Convertible promissory note	-	1,320,000
Equipment notes receivable, including accrued interest of $448,213 and $255,082	2,224,597	3,561,570
Collaterized loan receivable, including accrued interest of $21,537 and $0	299,429	-
Loan origination costs, net of accumulated amortization of $160,780 and $160,328	-	452
Due from Investment Manager	2,111	137,373
Initial direct costs, net of accumulated amortization of $426,400 and $415,661	42,768	53,507
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	4,290,664	-
Other assets	2,612,865	1,485,800
Total Assets	$21,830,910	$23,548,819

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $135,548 and $32,011	$6,513,302	$3,223,396
Accounts payable and accrued expenses	435,890	85,462
Distributions payable to Limited Partners	484,244	2,633,505
Distributions payable to General Partner	143,221	127,573
Rental income received in advance	158,604	235,944
Deferred gain from investment	189,767	237,209
Security deposits payable	29,700	29,700
Total Liabilities	7,954,728	6,572,789

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	13,578,107	17,069,862
General Partner	(128,620)	(93,832)
Total Partners’ Equity attributable to the Partnership	13,449,487	16,976,030

Non-controlling interest in consolidated entities	426,695	-

Total Equity	13,876,182	16,976,030
Total Liabilities and Partners’ Equity	$21,830,910	$23,548,819

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

Revenue:
Rental income	$882,686	$1,661,659
Finance income	8,106	1,068,023
Gain on sale of assets	161,121	860,762
Investment income from participation interest and equity method investments	903,164	850,462
Interest income	326,833	808,775
Income from equipment investment through SPV	1,407,850	-
Other income	-	10,087
Total Revenue	3,689,760	5,259,768
Provision for lease, note, and loan losses	1,325,866	1,368,767
Revenue less provision for lease, note, and loan losses	2,363,894	3,891,001

Expenses:
Management fees - Investment Manager	566,708	566,708
Depreciation and amortization	600,686	832,627
Professional fees	189,007	202,070
Administration expense	32,066	31,381
Other expenses	43,908	15,717
Interest expense	385,833	737,277
Expenses from equipment investment through SPV (including depreciation expense of approximately $160,000 for the period ending December 31, 2016)	1,818,453	-
Total Expenses	3,636,661	2,385,780
Foreign currency transaction losses	682,315	340,677
Net (loss) income	$(1,955,082)	$1,164,544

Net loss attributable to non-controlling interest in consolidated entities	(41,060)	-
Net (loss) income attributable to the Partnership	(1,914,022)	1,164,544

Net (loss) income allocable to:
Limited Partners	$(1,894,882)	$1,152,899
General Partner	(19,140)	11,645
Net (loss) income	$(1,914,022)	$1,164,544

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(68.36)	$41.59

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statement of Changes in Partners’ Equity

Years ended December 31, 2016 and 2015

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners	Non-controlling Interest
Balance, January 1, 2015	27,721.10	$24,490,962	$(19,542)	$24,510,504	$-

Distributions to Partners	-	(8,679,476)	(85,935)	(8,593,541)	-
Net income	-	1,164,544	11,645	1,152,899	-
Balance, December 31, 2015	27,721.10	16,976,030	(93,832)	17,069,862	-

Non-controlling interest contribution to consolidated entities	-	467,755	-	-	467,755
Distributions to Partners	-	(1,580,453)	(15,648)	(1,564,805)	-
Redemption of initial Limited Partners’ contribution	-	(32,068)	-	(32,068)	-
Net loss	-	(1,955,082)	(19,140)	(1,894,882)	(41,060)
Balance, December 31, 2016	27,721.10	$13,876,182	$(128,620)	$13,578,107	$426,695

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,955,082)	$1,164,544
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(8,106)	(1,068,023)
Accrued interest income	(254,771)	28,469
Investment loss from equity method investment	-	86,277
Provision for lease, note, and loan losses	1,325,866	1,368,767
Gain on sale of assets	(161,121)	(860,762)
Depreciation and amortization	600,686	832,627
Foreign currency transaction losses	675,319	245,446
Change in operating assets and liabilities:
Accounts receivable	(213,491)	93,341
Accrued interest income received	-	571,728
Minimum rental payments received	109,973	1,264,393
Other assets	(271,459)	720,547
Accounts payable and accrued expenses	350,428	(49,996)
Deferred revenue	(47,442)	(47,442)
Accrued interest on notes and loans payable	116,872	(641,443)
Rental income received in advance	(77,340)	(14,850)
Net cash provided by operating activities	190,332	3,693,623

Cash flows from investing activities:
Purchase/refurbishments of equipment subject to operating leases	-	(428,049)
Proceeds from sale of leased assets	942,693	9,800,458
Principal payments received on convertible notes	1,320,000	55,714
Cash paid for collateralized loan receivable	(277,892)	-
Cash received for repayment of equipment notes receivable	-	1,938,417
Equipment investment through SPV	(3,865,414)	-
Proceeds from sale of SQN Echo LLC	-	705,708
Proceeds from sale of SQN Echo II LLC	-	379,300
Other liability	-	(411,598)
Net cash (used in) provided by investing activities	(1,880,613)	12,039,950

Cash flows from financing activities:
Proceeds from loans payable	3,846,668	-
Principal payments of loan payable	(1,098,884)	(7,410,818)
Cash received from non-controlling interest contribution	467,755	-
Cash paid for distributions to Limited Partners	(3,714,066)	(5,960,036)
Cash paid for initial Limited Partners contribution redemption	(32,068)	-
Repayment of note from Investment Manager	135,262	121,156
Net cash used in financing activities	(395,333)	(13,249,698)

Net (decrease) increase in cash and cash equivalents	(2,085,614)	2,483,875
Cash and cash equivalents, beginning of year	2,816,914	333,039
Cash and cash equivalents, end of year	$731,300	$2,816,914

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$268,960	$898,443

Supplemental disclosure of non-cash investing and financing activities:
Increase in equipment investment through SPV	$(425,250)	$-
Reclassification of equipment subject to operating leases to other assets	$-	$139,417
Reclassification of investment in finance lease to accounts receivable	$227,824	$333,528
Distributions payable to Limited Partners	$484,244	$2,633,505
Distributions payable to General Partner	$15,648	$85,935
Reclassification of other assets to equipment subject to operating leases	$-	$(2,500,000)
Reclassification of equipment notes receivable to other assets	$1,175,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

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

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with the Partnership and a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel, for an aggregate investment of $4,252,500. Delta contributed cash of $850,500 and entered into a loan payable with a third party of $3,443,185. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding GmbH & Co. KG, a Germany based limited partnership (“Boxship Holding”), which acquired and operates the container feeder vessel. Delta bears the risks and rewards of ownership of Boxship Holding and therefore Delta consolidates the financial statements of Boxship Holding. Since the Partnership bears the primary risks and rewards of Delta, the Partnership consolidates Delta into the consolidated financial statements. A third party contributed $467,755 to purchase a 10% share of Boxship Holding which is presented as non-controlling interest on the consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements of SQN Alternative Investment Fund III, L.P. at December 31, 2016 and 2015 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, note and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts held at financial institutions.

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

At December 31, 2016, the Partnership had £6,752 ($8,329 applying exchange rates at December 31, 2016), of cash and cash equivalents held in one bank in the United Kingdom. At December 31, 2015, the Partnership had £45,405 ($67,209 applying exchange rates at December 31, 2015), of cash and cash equivalents held in two banks in the United Kingdom.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2016 and 2015, an allowance for doubtful lease, note and loan accounts was recorded for loans which are deemed to be non-performing, there is a provision for lease, note and loan losses of $1,325,866 and $1,368,767, respectively.

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

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions and does not expect any material adjustments to be made. The tax years 2016, 2015 and 2014 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership is currently in the process of evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At December 31, 2016 and 2015, the Partnership has a remaining balance on the note receivable from its Investment Manager of $2,111 and $137,373, respectively, which is included in the condensed consolidated balance sheets. At December 31, 2016 and 2015, the Partnership paid the Investment Manager $566,708 which is included in Management fees – Investment Manager in the consolidated statements of operations.

The Partnership paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. There was no distribution expense paid to Securities for the years ended December 31, 2016 and 2015.

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

On June 19, 2013, the Partnership sold certain assets along with their related rental streams to a special purpose entity, SQN Bravo LLC. On the same date, the Partnership made an equity investment in Bravo. The Partnership’s Investment Manager determined that this was in the Partnership’s best interests due to the following factors: (i) the Partnership was able to leverage investments through debt at rates less than the corresponding leased equipment were earning and (ii) the Partnership was able to use the proceeds to make additional lease investments at higher rates of return.

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (” SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. As of December 31, 2016, the total investment in Bravo was $1,162,484.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its consolidated financial statements and results of operations.

5.	Investments in Finance Leases

At December 31, 2016 and 2015, net investments in finance leases consisted of the following:

	2016	2015
Minimum rents receivable	$-	$1,617,366
Estimated unguaranteed residual value	-	51,498
Unearned income	-	(8,352)

	$-	$1,660,512

Anaerobic Digestion Plant

An anaerobic digestion plant is a series of processes in which microorganisms breakdown biodegradable materials and produce a biogas which can be used to generate electricity. During the period, Bravo sold this finance lease to a third party. The third party paid cash proceeds of £109,000 ($150,660 applying exchange rate of 1.3822 at February 29, 2016), which is net of a value added tax of £21,800, ($30,132 applying exchange rate of 1.3822 at February 29, 2016). The Partnership reclassified $227,824 to accounts receivable for expected VAT refunds. The net book value of this finance lease at the time of sale was $580,648, which resulted in the Partnership recognizing a U.S. GAAP loss of $202,164.

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

As result of the dramatic decline in oil prices, a key component in the production of plastics, the lessee has suffered a significant downturn in its business and profitability as the price of recycled plastics no longer presented an attractive alternative to new plastic products. The Investment Manager has determined that collecting the total outstanding balance of this finance lease is unlikely and has therefore written down the value of this finance lease by £817,348 ($1,209,838 using exchange rate of 1.4802 on December 31, 2015). During the year ended December 31, 2016, the Investment Manager has determined that collecting the total outstanding balance of this finance lease is unlikely and has therefore written down the value of this finance lease by £642,703 ($792,838 using exchange rate of 1.2336 on December 31, 2016) and is included in provision for lease, note, and loan losses on the consolidated statements of operations. As of December 31, 2016, the balance is $0.

For the years ended December 31, 2016 and 2015, the Partnership incurred a foreign currency transaction loss on its various investments in finance leases of $185,159 and $255,473, respectively. All amounts are included in foreign currency transaction losses in the consolidated statements of operations.

6.	Investment in Equipment Subject to Operating Leases

At December 31, 2016 and 2015, investments in equipment subject to operating leases consisted of the following:

	2016	2015

Aircraft rotables	$339,700	$339,700
Computer equipment	59,186	59,186
Modular accommodations	2,928,049	2,928,049
Plastic bulk storage containers	—	1,469,030
	3,326,935	4,795,965
Accumulated depreciation	(878,904)	(1,343,429)

	$2,448,031	$3,452,536

Depreciation expense was $589,947 and $820,884 for the years ended December 31, 2016 and 2015, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $600,000 and $1,075,000 of rental income for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $45,100 in rental income for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there were no significant changes to these leases.

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

At December 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Year Ending December 31,	U.S. Dollars	British Pounds (1)	Total

2017	$45,072	$291,283	$336,355
2018	45,072	291,283	336,355
2019	7,512	184,362	191,874

	$97,656	$766,928	$864,584

(1)	Converted to U.S. Dollars at December 31, 2016 exchange rate of 1.2336.

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

9.	Equipment Notes Receivable

At December 31, 2016 and 2015, investments in equipment notes receivable consisted of the following:

Equipment Description	Maturity Date	Interest Rate	December 31, 2016	December 31, 2015

Hydro-electric generating plant - NI	12/31/16	12.00%	$2,224,597	$2,386,570
Manufacturing equipment and inventory			-	1,175,000
			$2,224,597	$3,561,570

Hydro-electric Generating Plant – Northern Ireland

On April 4, 2013, the Partnership entered into an equipment note receivable (the “Note”) for £1,440,000 with a special purpose entity controlled by a third party. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland. The plant serves as collateral for the Note. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note were used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. The Partnership is currently negotiating to extend the maturity date of the Note and the borrower’s parent company has guaranteed the full amount of the Note.

Manufacturing Equipment and Inventory

On January 24, 2014, Bravo entered into a participation agreement with a lender to purchase manufacturing equipment and inventory. Bravo lent $1,175,000 to a third party under a note receivable agreement on March 4, 2014. The interest on the note was charged at a rate of 12% per annum and interest was payable in twelve monthly installments of $11,750 each. The note matured on March 4, 2015 and the principal balance due was payable in one lump sum. The borrower was unable to remit the lump sum payment. The note is secured by the equipment and inventory of the borrower. The note is on non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the note receivable. Additionally, the equipment is under the control of a related party of the Partnership. As of December 31, 2016, the Partnership reclassified this note to other assets. Bravo borrowed $705,000 from the lender which accrues interest at 7.75% and is repayable with the proceeds from the investments.

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

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of December 31, 2016, the Partnership has an aggregate investment balance of $4,290,664.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the period ended December 31, 2016, Boxship Holding recorded income of approximately $1,408,000 primarily from charter rental fees less total expenses of $1,819,000, consisting of ship operating expenses, of approximately $1,165,000, ship management fees and charter commissions fees of approximately $306,000, general and administrative expenses, of approximately $108,000, depreciation expense, of approximately $160,000 and interest expense of approximately $80,000 resulting in a net loss of approximately $411,000.

12.	Collateralized Loan Receivable

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant. As of December 31, 2016, the loan facility earned interest income of $21,537.

13.	Other Assets

Other assets primarily include approximately $1,175,000 related to the collateral value of the manufacturing equipment and inventory note and $270,000 related to the Partnership’s Equipment Investment through SPV. In addition, in December 2013 the Partnership funded £500,000 to an escrow account for a lease that has not been executed as of December 31, 2016.

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

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at December 31, 2016 and 2015 was $6,377,755 and $3,077,090, respectively.

15.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Convertible promissory note	$—	$—	$1,320,000	$1,320,000
Equipment notes receivable	$1,776,384	$1,776,384	$3,306,488	$3,306,488
Collateralized loan receivable	$277,892	$277,892	$—	$—

Liabilities:
Loans payable	$6,377,754	$6,377,754	$3,191,385	$3,191,385

16.	Business Concentrations

For the year ended December 31, 2016, the Partnership had two lessees which accounted for approximately 68% and 27% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2015, the Partnership had two lessees which accounted for approximately 65%, and 28% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2016, the Partnership had one lessee which accounted for approximately 94% of the Partnership’s income derived from finance leases. For the year ended December 31, 2015, the Partnership had two lessees which accounted for approximately 67% and 26% of the Partnership’s income derived from finance leases. For the year ended December 31, 2016, the Partnership had two loans which accounted for approximately 71% and 20% the Partnership’s interest income. For the year ended December 31, 2015, the Partnership had three loans which accounted for approximately 48%, 30%, and 16% of the Partnership’s interest income.

At December 31, 2015, the Partnership had two lessees which accounted for approximately 62% and 36% of the Partnership’s investment in finance leases. At December 31, 2016, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At December 31, 2015, the Partnership had two lessees which accounted for approximately 75% and 18% of the Partnership’s investment in operating leases. At December 31, 2016, the Partnership had had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At December 31, 2015, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in equipment notes receivable. At December 31, 2015, the Partnership had two lessees which accounted for approximately 100% of the Partnership’s investment in equipment notes receivable. At December 31, 2016, the Partnership did not have a convertible promissory note receivable. At December 31, 2015, the Partnership’s convertible promissory note receivable was from a single debtor. At December 31, 2016, the Partnership’s equipment notes receivable was from one debtor. At December 31, 2015, the Partnership’s equipment notes receivable was from two debtors.

As of December 31, 2016 and 2015, the outstanding loans payable, including accrued interest, of $6,513,302 and $3,223,396 respectively, were from one lender.

17.	Geographic Information

Geographic information for revenue for the year ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31, 2016
	United States	Europe	Australia	Total
Revenue:
Rental income	$239,144	$598,474	$45,068	$882,686
Finance income	$—	$8,106	$—	$8,106
Gain (loss) on sale of assets	$363,285	$(202,164)	$—	$161,121
Investment income from participation interest	$—	$903,164	$—	$903,164
Interest income	$326,824	$9	$—	$326,833
Income from equipment investment through SPV	$—	$1,407,850	$—	$1,407,850

	Year Ended December 31, 2015
	United States	Europe	Australia	Total
Revenue:
Rental income	$477,808	$1,138,783	$45,068	$1,661,659
Finance income	$—	$1,068,023	$—	$1,068,023
Gain on sale of assets	$3,087	$857,675	$—	$860,762
Investment income from participation interest and equity method investment	$(86,276)	$936,738	$—	$850,462
Interest income	$808,746	$29	$—	$808,775

Geographic information for long-lived assets at December 31, 2016 and 2015 was as follows:

	December 31, 2016
	United States	Europe	Australia	Total
Long-lived assets:
Investments in equipment subject to operating leases, net	$—	$2,220,432	$227,599	$2,448,031
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Equipment investment through SPV	$—	$4,290,664	$—	$4,290,664
Equipment notes receivable, including accrued interest	$—	$2,224,597	$—	$2,224,597

	December 31, 2015
	United States	Europe	Australia	Total
Long-lived assets:
Investment in finance leases, net	$—	$1,660,512	$—	$1,660,512
Investments in equipment subject to operating leases, net	$609,931	$2,574,242	$268,363	$3,452,536
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Convertible promissory note	$1,320,000	$—	$—	$1,320,000
Equipment notes receivable, including accrued interest	$1,175,000	$2,386,570	$—	$3,561,570

18.	Indemnifications

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

At December 31, 2016 and 2015, total Partners’ equity included in the consolidated financial statements was $13,449,487 and $16,976,030, respectively. At December 31, 2016 and 2015, total Partners’ equity for federal income tax purposes was $18,106,726 and $17,542,742. The primary differences are (i) income that is deferred to future period for financial reporting purposes but not for federal income tax reporting purposes, (ii) treatment of lease classifications and asset sales for financial reporting purposes compared to federal income tax reporting purposes, (iii) the treatment of foreign income, and (iv) the differences in depreciation and amortization and foreign currency translation (gain) loss for financial reporting purposes and federal income tax purposes.

The following table reconciles the net income for financial statement reporting purposes to the net income (loss) for federal income tax purposes for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Net income (loss) per financial statements	$(1,914,022)	$1,164,544
Partial adjustment of finance lease disallowed for tax	1,325,866	1,216,486
Adjustment of equipment note receivable disallowed for tax	—	158,929
Depreciation and amortization	285,661	415,196
Accelerated depreciation on asset sales	—	94,446
Interest income adjustment disallowed for tax	—	141,000
Guaranteed payments	566,708	566,708
Gain (loss) on asset sales - 4797	(146,192)	—
Other	(51,199)	(39,285)
Foreign currency translation (gain) loss – unrealized	497,162	218,446
Net (loss) income for federal income tax purposes	$563,984	$3,936,470

20.	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2016

Total revenue	$404,424	$985,375	$1,022,120	$1,277,841	$3,689,760
Net income (loss) allocable to Limited Partners	$(194,169)	$46,021	$(179,670)	$(1,567,064)	$(1,894,882)
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10	27,721.10
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership	$(7.00)	$1.66	$(6.48)	$(56.53)	$(68.36)

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31	December 31, 2015

Total revenue	$1,616,976	$953,552	$1,755,083	$934,157	$5,259,768
Net income (loss) allocable to Limited Partners	$81,081	$1,438,479	$801,107	$(1,167,768)	$1,152,899
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10	27,721.10
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership	$2.92	$51.89	$28.90	$(42.12)	$41.59

21.	Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2016, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

Name	Age	Position
Jeremiah J. Silkowski	42	President and Chief Executive Officer

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

Name	Age	Position
Jeremiah J. Silkowski	42	President and Chief Executive Officer
Jim Modak	59	Chief Financial Officer

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

Jim Modak serves as the Chief Financial Officer of our Investment Manager and General Partner. Mr. Modak joined our Investment Manager and General Partner in December 2016 and is a seasoned financial executive with more than 30 years’ experience in high growth businesses. His career has included three public offerings, four sell-side M&A transactions and more than 50 buy-side M&A transactions. His career has included COO and CFO roles at companies such as DWL, a private enterprise software company which was grown from $5 million in revenues to over $35 million in four years, ultimately leading to the sale of the company to IBM. Additionally, Mr. Modak was the CFO at Tradex Technologies where he helped build the business into one of the leaders in developing digital marketplaces. Mr. Modak and the executive team ultimately sold the company to Ariba in one of the largest software M&A transactions at the time of $5.6 billion. He has held senior financial executive positions at such companies as Total System Services-NYSE, American Software and Logility-NASDAQ and FFMC-NYSE (sold to First Data in 1995). Mr. Modak began his career with KPMG Peat Marwick where he spent 12 years after graduating from the University of Notre Dame. He currently serves on the Library Council of Notre Dame.

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2016
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$566,708

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	—

			$566,708

Entity	Capacity	Description	Year Ended December 31, 2015
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$566,708

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	—

			$566,708

(1) Amount charged directly to operations.

(2) Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not pay our General Partner any distributions during 2016 or 2015; however, we did accrue approximately $143,000 and $128,000 for distributions due to the General Partner at December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, the General Partner’s 1% interest in our net income (loss) was ($19,140) and $11,645, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a.	We do not have any securities authorized for issuance under any equity compensation plan.

b.	We have one Limited Partner who owns 8.08% of our Units at December 31, 2016.

c.	As of March 31, 2017, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2016 and 2015, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non–audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
Description of fees	2016	2015
Audit fees (1)	$121,000	$117,500

Tax compliance fees	29,000	22,000

	$150,000	$139,500

(1)       Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

a)	The Following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm

ii)	Consolidated Balance Sheets at December 31, 2016 and 2015

iii)	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2016 and 2015

v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2016 and 2015

b)	Listing of Exhibits:

31.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following financial statements from SQN Alternative Investment Fund III L.P.’s annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

March 31, 2017

/s/ JEREMIAH SILKOWSKI
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

