Form 10-Q
period 2017-03-31
SQN Alternative Investment Fund III, L.P.
filed 2017-05-22
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO _______

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

Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

At May 15, 2017, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)

Assets

Cash and cash equivalents	$340,895	$731,300
Accounts receivable	280,762	122,528
Investments in equipment subject to operating leases, net	2,349,388	2,448,031
Residual value investments in equipment on lease	634,702	634,702
Equipment notes receivable, including accrued interest of $505,637 and $448,213	2,303,707	2,224,597
Collaterized loan receivable, including accrued interest of $34,042 and $21,537	311,934	299,429
Due from Investment Manager	-	2,111
Initial direct costs, net of accumulated amortization of $429,072 and $426,400	40,096	42,768
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	4,197,443	4,290,664
Other assets	2,792,884	2,612,865
Total Assets	$21,673,726	$21,830,910

Liabilities and Partners' Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $306,961 and $135,548	$6,684,715	$6,513,302
Accounts payable and accrued expenses	521,316	435,890
Distributions payable to Limited Partners	-	484,244
Distributions payable to General Partner	143,221	143,221
Rental income received in advance	111,023	158,604
Deferred gain from investment	177,907	189,767
Security deposits payable	29,700	29,700
Total Liabilities	7,667,882	7,954,728

Commitments and contingencies	-	-

Partners' Equity (Deficit):
Limited Partners	13,706,949	13,578,107
General Partner	(127,319)	(128,620)
Total Partners' Equity attributable to the Partnership	13,579,630	13,449,487

Non-controlling interest in consolidated entities	426,214	426,695

Total Equity	14,005,844	13,876,182
Total Liabilities and Partners' Equity	$21,673,726	$21,830,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenue:
Rental income	$148,527	$288,977
Finance income	-	3,882
Loss on sale of assets	-	(211,102)
Investment income from participation interest and equity method investments	225,360	225,360
Interest income	65,225	97,307
Income from equipment investment through SPV	708,510	-
Total Revenue	1,147,622	404,424

Expenses:
Management fees - Investment Manager	141,677	141,677
Depreciation and amortization	101,315	199,051
Professional fees	49,729	41,285
Administration expense	5,189	6,435
Other expenses	17,215	19,973
Interest expense	171,413	84,649
Expenses from equipment investment through SPV (including depreciation expense of approximately $77,000 for the three months ending March 31, 2017)	713,323	-
Total Expenses	1,199,861	493,070
Foreign currency transaction (gains) losses	(181,901)	107,484
Net income (loss)	$129,662	$(196,130)

Net loss attributable to non-controlling interest in consolidated entities	(481)	-
Net income (loss) attributable to the Partnership	130,143	(196,130)

Net income (loss) allocable to:
Limited Partners	$128,842	$(194,169)
General Partner	1,301	(1,961)
Net income (loss)	$130,143	$(196,130)

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$4.65	$(7.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity

Three Months Ended March 31, 2017

(Unaudited)

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners	Non- controlling Interest
Balance, January 1, 2017	27,721.10	13,876,182	(128,620)	13,578,107	426,695

Net income	-	129,662	1,301	128,842	(481)
Balance, March 31, 2017	27,721.10	$14,005,844	$(127,319)	$13,706,949	$426,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$129,662	$(196,130)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Finance income	-	(3,882)
Accrued interest income	(65,224)	210
Loss on sale of assets	-	211,102
Depreciation and amortization	101,315	199,050
Foreign currency transaction (gains) losses	(181,865)	103,833
Change in operating assets and liabilities:
Accounts receivable	(2,760)	(301,630)
Minimum rental payments received	-	39,514
Other assets	(180,019)	71,599
Accounts payable and accrued expenses	85,426	(27,317)
Deferred revenue	(11,860)	(11,860)
Accrued interest on notes and loans payable	171,413	23,216
Rental income received in advance	(47,581)	11,848
Net cash (used in) provided by operating activities	(1,493)	119,553

Cash flows from investing activities:
Proceeds from sale of leased assets	-	150,660
Principal payments received on convertible notes	-	8,571
Equipment investment through SPV	93,221	-
Net cash provided by investing activities	93,221	159,231

Cash flows from financing activities:
Cash paid for distributions to Limited Partners	(484,244)	(2,633,505)
Repayment of note from Investment Manager	2,111	32,221
Net cash used in financing activities	(482,133)	(2,601,284)

Net decrease in cash and cash equivalents	(390,405)	(2,322,500)
Cash and cash equivalents, beginning of period	731,300	2,816,914
Cash and cash equivalents, end of period	$340,895	$494,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of investment in finance lease to accounts receivable	$-	$227,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2017 and 2016

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. at March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2016 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 31, 2017.

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

The Partnership’s cash and cash equivalents are held principally at one financial institution in the United States of America and at times the balances may exceed federally insured limits. The Partnership has placed these funds in an international financial institution in order to minimize risk relating to exceeding insured limits. The Partnership, through Summit Asset Management Limited, maintains an unrestricted bank account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling. At December 31, 2016, the Partnership had £6,752 ($8,329 applying exchange rates at December 31, 2016), respectively, of cash and cash equivalents held in one bank in the United Kingdom.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2017, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At March 31, 2017 and December 31, 2016, the Partnership has a remaining balance on the note receivable from its Investment Manager of $0 and $2,111, respectively, which is included in the condensed consolidated balance sheets.

For the three months ended March 31, 2017 and 2016, the Partnership paid the Investment Manager $141,677 which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (“ SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. At March 31, 2017 and December 31, 2016, the total investment in Bravo was $1,068,554 and $1,162,484, respectively.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its consolidated financial statements and results of operations.

5. Investment in Equipment Subject to Operating Leases

At March 31, 2017 and December 31, 2016, investments in equipment subject to operating leases consisted of the following:

	March 31, 2017	December 31, 2016

Aircraft rotables	$339,700	$339,700
Computer equipment	59,186	59,186
Modular accommodations	2,928,049	2,928,049
	3,326,935	3,326,935
Accumulated depreciation	(977,547)	(878,904)

	$2,349,388	$2,448,031

Depreciation expense was $98,643 and $196,330 for the three months ended March 31, 2017 and 2016, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $137,300 of rental income for the three months ended March 31, 2017. At March 31, 2017, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $11,300 in rental income for the three months ended March 31, 2017. At March 31, 2017, there were no significant changes to this lease.

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

At March 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Year Ending March 31,	U.S. Dollars	British Pounds (1)	Total

2018	$45,072	$294,848	$339,920
2019	41,316	294,848	336,164
2020	—	112,906	112,906
	$86,388	$702,602	$788,990

(1)	Converted to U.S. Dollars at March 31, 2017 exchange rate of 1.2487.

6. Residual Value Investments in Equipment on Lease

Gamma Knife Suite

On October 30, 2012, the Partnership entered into a Participation Agreement with a third party to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620. The Partnership paid initial direct costs, which have been included in the cost of the residual value asset, of £15,185.

7. Equipment Notes Receivable

At March 31, 2017 and December 31, 2016, investments in equipment notes receivable, including accrued interest, consisted of the following:

Equipment Description	Maturity Date	Interest Rate	March 31, 2017	December 31, 2016

Hydro-electric generating plant - NI	12/31/16	12.00%	$2,303,707	$2,224,597
			$2,303,707	$2,224,597

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

8. Investment in Participation Interest

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

9. Equipment Investment through SPV

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of March 31, 2017, the Partnership has an aggregate investment balance of $4,197,443.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. At March 31, 2017, Boxship Holding recorded income of approximately $709,000 primarily from charter rental fees less total expenses of $714,000, consisting of ship operating expenses, of approximately $415,000, ship management fees and charter commissions fees of approximately $34,000, general and administrative expenses, of approximately $180,000, depreciation expense, of approximately $77,000 and interest expense of approximately $8,000 resulting in a net loss of approximately $5,000.

10. Collateralized Loan Receivable

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant. As of March 31, 2017, the loan facility earned interest income of $12,505.

11. Other Assets

Other assets primarily include approximately $1,175,000 related to the collateral value of the manufacturing equipment and inventory note and $230,000 related to the Partnership’s Equipment Investment through SPV. In addition, in December 2013 the Partnership funded £500,000 to an escrow account for a lease that has not been executed as of March 31, 2017.

12. Non-recourse Loans Payable

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at March 31, 2017 and December 31, 2016 was $6,377,754 and $6,377,754, respectively.

13. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Collateralized loan receivable	$277,892	$277,892	$277,892	$277,892
Equipment notes receivable	$1,798,070	$1,798,070	$1,776,384	$1,776,384

Liabilities:
Loans payable	$6,377,754	$6,377,754	$6,377,754	$6,377,754

As of March 31, 2017, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

14. Business Concentrations

For the three months ended March 31, 2017, the Partnership did not have any income derived from finance leases. For the three months ended March 31, 2016, the Partnership had two lessees which accounted for approximately 88% and 12% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2017, the Partnership had one lessee which accounted for approximately 92% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2016, the Partnership had two lessees which accounted for approximately 55% and 41% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2017, the Partnership had two loans which accounted for approximately 81% and 19% the Partnership’s interest income. For the three months ended March 31, 2016, the Partnership had two loans which accounted for approximately 63% and 34% the Partnership’s interest income.

At March 31, 2017, the Partnership did not have any investment in finance leases. At March 31, 2016, the Partnership had one lessee which accounted for approximately 98% of the Partnership’s investment in finance leases. At March 31, 2017, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At March 31, 2016, the Partnership had two lessees which accounted for approximately 76% and 16% of the Partnership’s investment in operating leases. At March 31, 2017, the Partnership had had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At March 31, 2016, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At March 31, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in equipment notes receivable. At March 31, 2016, the Partnership had two lessees which accounted for approximately 67% and 33% of the Partnership’s investment in equipment notes receivable.

At March 31, 2017 and December 31, 2016, the Partnership’s equipment notes receivable was from one debtor. At March 31, 2017 and December 31, 2016, the Partnership’s collateralized loan receivable was from one debtor.

As of March 31, 2017 and December 31, 2016, the outstanding loans payable of $6,684,715 and $6,513,302 were from one lender.

15. Geographic Information

Geographic information for revenue for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31, 2017
Revenue:	United States	Europe	Australia	Total
Rental income	$—	$137,260	$11,267	$148,527
Investment income from participation interest	$—	$225,360	$—	$225,360
Interest income	$65,225	$—	$—	$65,225
Income from equipment investment through SPV	$—	$708,510	$—	$708,510

	Three Months Ended March 31, 2016
Revenue:	United States	Europe	Australia	Total
Rental income	$119,572	$158,138	$11,267	$288,977
Finance income	$—	$3,882	$—	$3,882
Loss on sale of assets	$(8,938)	$(202,164)	$—	$(211,102)
Investment income	$—	$225,360	$—	$225,360
Interest income	$97,307	$—	$—	$97,307

Geographic information for long-lived assets at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017
Long-lived assets:	United States	Europe	Australia	Total
Investments in equipment subject to operating leases, net	$—	$2,131,980	$217,408	$2,349,388
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Equipment investment through SPV	$—	$4,197,443	$—	$4,197,443
Equipment notes receivable, including accrued interest	$—	$2,303,707	$—	$2,303,707

	December 31, 2016
Long-lived assets:	United States	Europe	Australia	Total
Investments in equipment subject to operating leases, net	$—	$2,220,432	$227,599	$2,448,031
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Equipment investment through SPV	$—	$4,290,664	$—	$4,290,664
Equipment notes receivable, including accrued interest	$—	$2,224,597	$—	$2,224,597

16. Subsequent Events

None.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN Alternative Investment Fund III L.P, SQN Bravo LLC and SQN Delta LLC, our subsidiaries.

The following is a discussion of our current consolidated financial position and results of operations. This discussion should be read together with our Annual Report on Form 10-K, filed on March 31, 2017. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Results of Operations for the three months ended March 31, 2017 (the “2017 Quarter”) compared to the three months ended March 31, 2016 (the “2016 Quarter”)

Our revenue for the 2017 Quarter compared to the 2016 Quarter is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Revenue:
Rental income	$148,527	$288,977
Finance income	—	3,882
Loss on sale of assets	—	(211,102)
Investment income	225,360	225,360
Interest income	65,225	97,307
Income from equipment investment through SPV	708,510	—

Total Revenue	$1,147,622	$404,424

For the 2017 Quarter we earned total revenue of $1,147,622 which is an increase of approximately $743,000 from our 2016 Quarter. The increase in total revenue was due to an increase of approximately $709,000 from income from equipment investment through SPV offset by a decrease in rental income of approximately $140,000, a decrease in finance income of approximately $3,900 and a decrease in interest income of approximately $32,000. The increase in total revenue is primarily due to income from equipment investment through SPV.

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

Our expenses for the 2017 Quarter compared to the 2016 Quarter are summarized as follows:

	Three Months Ended March 31,
	2017	2016

Expenses:
Management fees - Investment Manager	$141,677	$141,677
Depreciation and amortization	101,315	199,051
Professional fees	49,729	41,285
Administration expense	5,189	6,435
Other expenses	17,215	19,973
Expenses from equipment investment through SPV	713,323	—
Interest expense	171,413	84,649
Total Expenses	$1,199,861	$493,070

Foreign currency transaction (gains) losses	$(181,901)	$107,484

During the 2017 Quarter, we incurred total expenses of $1,199,861 versus total expenses of $493,070 for the 2016 Quarter. The primary reason for the increase of approximately $707,000 from the 2016 Quarter was due to our equipment investment through SPV.

For the 2017 Quarter we generated foreign currency transaction gains of $181,901, which were incurred as follows: (i) approximately $181,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 1.2% during the 2017 Quarter. For the 2016 Quarter we generated foreign currency transaction losses of $107,484, which were incurred as follows: (i) approximately $104,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 2.9% during the 2016 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2017 Quarter of $129,662 compared to a net loss for the 2016 Quarter of $196,130.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$(1,493)	$119,553
Investing activities	$93,221	$159,231
Financing activities	$(482,133)	$(2,601,284)

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

Operating Activities

During 2017, we had cash outflows from operating activities of $1,493. This was principally due to net income of approximately $130,000, an increase in accrued interest on notes and loans payable of approximately $171,000 and a non-cash increase of approximately $101,000 from depreciation and amortization. These were offset by a non-cash decrease of approximately $247,000 from unrealized foreign currency transaction gains and accrued interest income and a decrease in other assets of approximately $180,000. We anticipate that we will normally generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash provided by investing activities for the 2017 Quarter was $93,221. We received approximately $93,221 from our equipment investment through SPV. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Cash provided by investing activities for the 2016 Quarter was $159,231. We received proceeds of approximately $151,000 from the sale of leased assets and approximately $8,600 for principal payments received on convertible notes. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Financings and Borrowings

Cash used in financing activities was $482,133 for the 2017 Quarter. During the 2017 Quarter, we collected approximately $2,100 from a note receivable with our Investment Manager. Offsetting this increase was cash outflows of approximately $484,000 for distributions to our Limited Partners.

Cash used in financing activities was $2,601,284 for the 2016 Quarter. During the 2016 Quarter, we collected approximately $32,000 from a note receivable with our Investment Manager. Offsetting this increase was cash outflows of approximately $2,634,000 for distributions to our Limited Partners.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after our initial closing, which occurred on May 2, 2011. We expect to make distributions to our Limited Partners through the Operating Period. During the three months ended March 31, 2017, we did not make any distributions to our Limited Partners. We did not make a cash distribution to the General Partner during the three months ended March 31, 2017; however, we accrued approximately $143,200 for distributions due to the General Partner at March 31, 2017. Although the timing of distributions may become irregular, we intend to follow the semi-annual distribution schedule at the targeted distribution rate provided the cash from operations can sustain the distributions.

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

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated December 31, 2016.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated December 31, 2016.

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

May 15, 2017

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

