Form 10-Q
period 2017-06-30
SQN Alternative Investment Fund III, L.P.
filed 2017-08-14
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Yes [  ] No [X]

At August 14, 2017, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$189,788	$731,300
Accounts receivable	266,622	122,528
Investments in equipment subject to operating leases, net	2,250,744	2,448,031
Residual value investments in equipment on lease	634,702	634,702
Equipment notes receivable, including accrued interest of $0 and $448,213	-	2,224,597
Collaterized loans receivable, including accrued interest of $49,069 and $21,537	831,557	299,429
Due from Investment Manager	-	2,111
Initial direct costs, net of accumulated amortization of $431,745 and $426,400	37,423	42,768
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	4,134,864	4,290,664
Other assets	2,242,025	2,612,865
Total Assets	$19,009,640	$21,830,910

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $0 and $135,548	$6,345,133	$6,513,302
Accounts payable and accrued expenses	913,324	435,890
Distributions payable to Limited Partners	-	484,244
Distributions payable to General Partner	163,974	143,221
Rental income received in advance	63,441	158,604
Deferred gain from investment	166,046	189,767
Security deposits payable	29,700	29,700
Total Liabilities	7,681,618	7,954,728

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	11,147,022	13,578,107
General Partner	(152,966)	(128,620)
Total Partners’ Equity attributable to the Partnership	10,994,056	13,449,487

Non-controlling interest in consolidated entities	333,966	426,695

Total Equity	11,328,022	13,876,182
Total Liabilities and Partners’ Equity	$19,009,640	$21,830,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Rental income	$153,525	$288,505	$302,052	$577,482
Finance income	-	2,445	-	6,327
Gain on sale of assets	323,420	373,991	323,420	162,889
Investment income from participation interest and equity method investments	225,361	225,361	450,721	450,721
Interest income	52,001	95,073	117,226	192,380
Income from equipment investment through SPV	624,493	-	1,333,003	-
Total Revenue	1,378,800	985,375	2,526,422	1,389,799

Expenses:
Management fees - Investment Manager	83,550	141,677	225,227	283,354
Depreciation and amortization	101,317	199,002	202,632	398,053
Professional fees	47,050	82,174	96,779	123,459
Administration expense	12,354	22,823	17,543	29,258
Other expenses	4,355	13,538	21,570	33,511
Interest expense	173,318	74,380	344,731	159,029
Expenses from equipment investment through SPV (including depreciation expense of approximately $77,000 and $154,000 for the three and six months ending June 30, 2017)	1,546,966	264,537	2,260,289	264,537
Total Expenses	1,968,910	798,131	3,168,771	1,291,201
Foreign currency transaction (gains) losses	(8,374)	167,212	(190,275)	274,696
Net (loss) income	$(581,736)	$20,032	$(452,074)	$(176,098)

Net loss attributable to non-controlling interest in consolidated entities	(92,248)	(26,454)	(92,729)	(26,454)
Net (loss) income attributable to the Partnership	(489,488)	46,486	(359,345)	(149,644)

Net (loss) income allocable to:
Limited Partners	$(484,593)	$46,021	$(355,752)	$(148,148)
General Partner	(4,895)	465	(3,593)	(1,496)
Net (loss) income	$(489,488)	$46,486	$(359,345)	$(149,644)

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(17.48)	$1.66	$(12.83)	$(5.34)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity

Six Months Ended June 30, 2017

(Unaudited)

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners	Non- controlling Interest
Balance, January 1, 2017	27,721.10	13,876,182	(128,620)	13,578,107	426,695

Distributions to Partners	-	(2,096,086)	(20,753)	(2,075,333)	-
Net loss	-	(452,074)	(3,593)	(355,752)	(92,729)
Balance, June 30, 2017	27,721.10	$11,328,022	$(152,966)	$11,147,022	$333,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(452,074)	$(176,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	-	(6,327)
Accrued interest income	(117,224)	352
Gain on sale of assets	(323,420)	(162,889)
Depreciation and amortization	202,632	398,053
Foreign currency transaction (gains) losses	(190,238)	268,731
Change in operating assets and liabilities:
Accounts receivable	(30,569)	(274,111)
Accrued interest income received	537,002	-
Minimum rental payments received	-	73,977
Other assets	370,840	(205,009)
Accounts payable and accrued expenses	477,434	495,852
Deferred revenue	(23,721)	(23,721)
Accrued interest on notes and loans payable	(135,547)	(141,361)
Rental income received in advance	(95,163)	(161,761)
Net cash provided by operating activities	219,952	85,688

Cash flows from investing activities:
Proceeds from sale of leased assets	-	942,693
Principal payments received on convertible notes	-	1,320,000
Cash paid for collateralized loan receivable	(504,596)	-
Cash received for repayment of equipment notes receivable	2,177,420	-
Equipment investment through SPV	155,800	(3,867,889)
Net cash provided by (used in) investing activities	1,828,624	(1,605,196)

Cash flows from financing activities:
Proceeds from loans payable	-	3,846,668
Principal payments of loan payable	(32,622)	(974,918)
Cash received from non-controlling interest contribution	-	462,740
Cash paid for distributions to Limited Partners	(2,559,577)	(3,714,065)
Cash paid for initial Limited Partners contribution redemption	-	(14,268)
Repayment of note from Investment Manager	2,111	66,676
Net cash used in financing activities	(2,590,088)	(327,167)

Net decrease in cash and cash equivalents	(541,512)	(1,846,675)
Cash and cash equivalents, beginning of period	731,300	2,816,914
Cash and cash equivalents, end of period	$189,788	$970,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$480,278	$177,704

Supplemental disclosure of non-cash investing and financing activities:
Increase in equipment investment through SPV	$-	$(425,250)
Reclassification of investment in finance lease to accounts receivable	$-	$227,824
Distributions payable to General Partner	$20,753	$10,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2017 and 2016

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. at June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2016 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 31, 2017.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2017, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions and does not expect any material adjustments to be made. The tax years 2016, 2015 and 2014 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At June 30, 2017 and December 31, 2016, the Partnership has a remaining balance on the note receivable from its Investment Manager of $0 and $2,111, respectively, which is included in the condensed consolidated balance sheets.

For the three months ended June 30, 2017 and 2016, the Partnership paid the Investment Manager $83,550 and $141,677 respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations. For the six months ended June 30, 2017 and 2016, the Partnership paid the Investment Manager $225,227 and $283,354 respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (“SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. At June 30, 2017 and December 31, 2016, the total investment in Bravo was $1,004,158 and $1,162,484, respectively.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its consolidated financial statements and results of operations.

5.	Investment in Equipment Subject to Operating Leases

At June 30, 2017 and December 31, 2016, investments in equipment subject to operating leases consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Aircraft rotables	$339,700	$339,700
Computer equipment	59,186	59,186
Modular accommodations	2,928,049	2,928,049
	3,326,935	3,326,935
Accumulated depreciation	(1,076,191)	(878,904)

	$2,250,744	$2,448,031

Depreciation expense was $98,644 and $196,330 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $197,287 and $392,660 for the six months ended June 30, 2017 and 2016, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $142,200 and $279,500 of rental income for the three and six months ended June 30, 2017, respectively. At June 30, 2017, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $11,300 and $22,600 in rental income for the three and six months ended June 30, 2017, respectively. At June 30, 2017, there were no significant changes to this lease.

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

At June 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Year Ending June 30,	U.S. Dollars	British Pounds (1)	Total

2018	$45,072	$307,008	$352,080
2019	41,316	280,640	321,956
2020	—	67,179	67,179
	$86,388	$654,827	$741,215

(1) Converted to U.S. Dollars at June 30, 2017 exchange rate of 1.3002.

6.	Residual Value Investments in Equipment on Lease

Gamma Knife Suite

On October 30, 2012, the Partnership entered into a Participation Agreement with a third party to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620. The Partnership paid initial direct costs, which have been included in the cost of the residual value asset, of £15,185.

7.	Equipment Notes Receivable

At June 30, 2017 and December 31, 2016, investments in equipment notes receivable, including accrued interest, consisted of the following:

Equipment Description	Interest Rate	June 30, 2017	December 31, 2016
		(unaudited)
Hydro-electric generating plant – NI	12.00%	$—	$2,224,597
		$—	$2,224,597

Hydro-electric Generating Plant – Northern Ireland

On April 4, 2013, the Partnership entered into an equipment note receivable (the “Note”) for £1,440,000 with a special purpose entity controlled by a third party. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland. The plant serves as collateral for the Note. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note were used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. In June 2017, the Partnership received cash of $2,714,424 as payment in full of principal and interest resulting in a U.S. GAAP gain of $323,420.

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

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of June 30, 2017, the Partnership has an aggregate investment balance of $4,134,864 consisting of feeder vessels of $3,491,228, drydocking fees of $597,123 and inventory supplies of $46,513.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the three months ended June 30, 2017, Boxship Holding recorded income of approximately $624,000 from charter rental fees less total expenses of $1,546,000, consisting of ship operating expenses, of approximately $496,000, ship management fees and charter commissions fees of approximately $220,000, general and administrative expenses, of approximately $716,000, depreciation expense, of approximately $77,000 and interest expense of approximately $37,000 resulting in a net loss of approximately $922,000. For the six months ended June 30, 2017, Boxship Holding recorded income of approximately $1,333,000 from charter rental fees less total expenses of $2,260,000, consisting of ship operating expenses, of approximately $911,000, ship management fees and charter commissions fees of approximately $254,000, general and administrative expenses, of approximately $896,000, depreciation expense, of approximately $154,000 and interest expense of approximately $45,000 resulting in a net loss of approximately $927,000.

10.	Collateralized Loan Receivable

On June 13, 2017, the Partnership funded $504,596 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the three and six months ended June 30, 2017, the loans earned interest income of $2,383.

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant. For the three and six months ended June 30, 2017, the loan facility earned interest income of $12,644 and $25,149, respectively.

11.	Other Assets

Other assets primarily include approximately $1,175,000 related to the collateral value of the manufacturing equipment and inventory note and $447,000 related to the Partnership’s Equipment Investment through SPV.

12.	Non-recourse Loans Payable

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at June 30, 2017 and December 31, 2016 was $6,345,133 and $6,377,754, respectively.

13.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loan receivable	$782,488	$782,488	$277,892	$277,892
Equipment notes receivable	$—	$—	$1,776,384	$1,776,384

Liabilities:
Loans payable	$6,345,133	$6,345,133	$6,377,754	$6,377,754

As of June 30, 2017, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

14.	Business Concentrations

For the six months ended June 30, 2017, the Partnership did not have any income derived from finance leases. For the six months ended June 30, 2016, the Partnership had one lessee which accounted for approximately 93% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2017, the Partnership had one lessee which accounted for approximately 93% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2016, the Partnership had two lessees which accounted for approximately 55% and 41% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2017, the Partnership had two loans which accounted for approximately 77% and 21% the Partnership’s interest income. For the six months ended June 30, 2016, the Partnership had two loans which accounted for approximately 64% and 34% the Partnership’s interest income.

At June 30, 2017, the Partnership did not have any investment in finance leases. At June 30, 2016, the Partnership had one lessee which accounted for approximately 97% of the Partnership’s investment in finance leases. At June 30, 2017, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At June 30, 2016, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At June 30, 2017, the Partnership had had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At June 30, 2016, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At June 30, 2017, the Partnership did not have any investment in equipment notes receivable. At June 30, 2016, the Partnership had two lessees which accounted for approximately 66% and 34% of the Partnership’s investment in equipment notes receivable.

At June 30, 2017, the Partnership did not have any investment in equipment notes receivable. At December 31, 2016, the Partnership’s equipment notes receivable was from one debtor. At June 30, 2017, the Partnership’s collateralized loans receivable was from two debtors. At December 31, 2016, the Partnership’s collateralized loan receivable was from one debtor.

As of June 30, 2017 and December 31, 2016, the outstanding loans payable of $6,345,133 and $6,513,302 were from one lender.

15.	Geographic Information

Geographic information for revenue for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30, 2017
	(unaudited)
Revenue:	United States	Europe	Australia	Total
Rental income	$—	$142,258	$11,267	$153,525
Gain on sale of assets	$—	$323,420	$—	$323,420
Investment income from participation interest	$—	$225,361	$—	$225,361
Interest income	$49,618	$—	$2,383	$52,001
Income from equipment investment through SPV	$—	$624,493	$—	$624,493

	Three Months Ended June 30, 2016
	(unaudited)
Revenue:	United States	Europe	Australia	Total
Rental income	$119,572	$157,666	$11,267	$288,505
Finance income	$—	$2,445	$—	$2,445
Gain on sale of assets	$373,991	$—	$—	$373,991
Investment income from participation interest	$—	$225,361	$—	$225,361
Interest income	$95,066	$7	$—	$95,073

Geographic information for revenue for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30, 2017
	(unaudited)
Revenue:	United States	Europe	Australia	Total
Rental income	$—	$279,518	$22,534	$302,052
Gain on sale of assets	$—	$323,420	$—	$323,420
Investment income from participation interest	$—	$450,721	$—	$450,721
Interest income	$114,843	$—	$2,383	$117,226
Income from equipment investment through SPV	$—	$1,333,003	$—	$1,333,003

	Six Months Ended June 30, 2016
	(unaudited)
Revenue:	United States	Europe	Australia	Total
Rental income	$239,144	$315,804	$22,534	$577,482
Finance income	$—	$6,327	$—	$6,327
Gain (loss) on sale of assets	$365,053	$(202,164)	$—	$162,889
Investment income from participation interest	$—	$450,721	$—	$450,721
Interest income	$192,373	$7	$—	$192,380

Geographic information for long-lived assets at June 30, 2017 and December 31, 2016 was as follows:

		June 30, 2017
		(unaudited)
Long-lived assets:	United States	Europe	Australia	Total
Investments in equipment subject to operating leases, net	$—	$2,043,527	$207,217	$2,250,744
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Equipment investment through SPV	$—	$4,134,864	$—	$4,134,864
Collateralized loans receivable, including accrued interest	$324,578	$—	$506,979	$831,557

	December 31, 2016
Long-lived assets:	United States	Europe	Australia	Total
Investments in equipment subject to operating leases, net	$—	$2,220,432	$227,599	$2,448,031
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Equipment investment through SPV	$—	$4,290,664	$—	$4,290,664
Equipment notes receivable, including accrued interest	$—	$2,224,597	$—	$2,224,597
Collateralized loans receivable, including accrued interest	$299,429	$—	$—	$299,429

16.	Subsequent Events

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

Results of Operations for the three months ended June 30, 2017 (the “2017 Quarter”) compared to the three months ended June 30, 2016 (the “2016 Quarter”)

Our revenue for the 2017 Quarter compared to the 2016 Quarter is summarized as follows:

	Three Months Ended June 30,
	2017	2016
Revenue:
Rental income	$153,525	$288,505
Finance income	—	2,445
Gain on sale of assets	323,420	373,991
Investment income	225,361	225,361
Interest income	52,001	95,073
Income from equipment investment through SPV	624,493	—

Total Revenue	$1,378,800	$985,375

For the 2017 Quarter we earned total revenue of $1,378,800 which is an increase of approximately $393,000 from our 2016 Quarter. The increase in total revenue was due to an increase of approximately $624,000 from income from equipment investment through SPV offset by a decrease in rental income of approximately $135,000, a decrease in finance income of approximately $2,400 and a decrease in interest income of approximately $51,000. The increase in total revenue is primarily due to income from equipment investment through SPV.

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

Our expenses for the 2017 Quarter compared to the 2016 Quarter are summarized as follows:

	Three Months Ended June 30,
	2017	2016

Expenses:
Management fees - Investment Manager	$83,550	$141,677
Depreciation and amortization	101,317	199,002
Professional fees	47,050	82,174
Administration expense	12,354	22,823
Other expenses	4,355	13,538
Expenses from equipment investment through SPV	1,546,966	264,537
Interest expense	173,318	74,380
Total Expenses	$1,968,910	$798,131

Foreign currency transaction (gains) losses	$(8,374)	$167,212

During the 2017 Quarter, we incurred total expenses of $1,968,910 versus total expenses of $798,131 for the 2016 Quarter. The primary reason for the increase of approximately $1,171,000 from the 2016 Quarter was due to our equipment investment through SPV.

For the 2017 Quarter we generated foreign currency transaction gains of $8,374, which were incurred as follows: (i) approximately $8,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 4.1% during the 2017 Quarter. For the 2016 Quarter we generated foreign currency transaction losses of $167,212, which were incurred as follows: (i) approximately $165,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 6.8% during the 2016 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated a net loss for the 2017 Quarter of $581,736 compared to net income for the 2016 Quarter of $20,032.

Results of Operations for the six months ended June 30, 2017 (the “2017 Period”) compared to the six months ended June 30, 2016 (the “2016 Period”)

Our revenue for the 2017 Period compared to the 2016 Period is summarized as follows:

	Six Months Ended June 30,
	2017	2016
Revenue:
Rental income	$302,052	$577,482
Finance income	—	6,327
Gain on sale of assets	323,420	162,889
Investment income	450,721	450,721
Interest income	117,226	192,380
Income from equipment investment through SPV	1,333,003	—

Total Revenue	$2,526,422	$1,389,799

For the 2017 Period we earned total revenue of $2,526,422 which is an increase of approximately $1,137,000 from our 2016 Period. The increase in total revenue was due to an increase of approximately $1,333,000 from income from equipment investment through SPV offset by a decrease in rental income of approximately $275,000, a decrease in finance income of approximately $6,300 and a decrease in interest income of approximately $43,000. The increase in total revenue is primarily due to income from equipment investment through SPV.

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

Our expenses for the 2017 Period compared to the 2016 Period are summarized as follows:

	Six Months Ended June 30,
	2017	2016

Expenses:
Management fees - Investment Manager	$225,227	$283,354
Depreciation and amortization	202,632	398,053
Professional fees	96,779	123,459
Administration expense	17,543	29,258
Other expenses	21,570	33,511
Expenses from equipment investment through SPV	2,260,289	264,537
Interest expense	344,731	159,029
Total Expenses	$3,168,771	$1,291,201

Foreign currency transaction (gains) losses	$(190,275)	$274,696

During the 2017 Period, we incurred total expenses of $3,168,771 versus total expenses of $1,291,201 for the 2016 Period. The primary reason for the increase of approximately $1,878,000 from the 2016 Period was due to our equipment investment through SPV.

For the 2017 Period we generated foreign currency transaction gains of $190,275, which were incurred as follows: (i) approximately $190,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 5.4% during the 2017 Period. For the 2016 Period we generated foreign currency transaction losses of $274,696, which were incurred as follows: (i) approximately $268,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 9.5% during the 2016 Period. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated a net loss for the 2017 Period of $452,074 compared to a net loss for the 2016 Period of $176,098.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$219,952	$85,688
Investing activities	$1,828,624	$(1,605,196)
Financing activities	$(2,590,088)	$(327,167)

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

Operating Activities

During 2017, we had cash inflows from operating activities of $219,952. This was principally due to a net loss of approximately $452,000, an increase in accrued interest on notes and loans payable of approximately $136,000, a gain on sale of assets of approximately $323,000 and a non-cash decrease of approximately $307,000 from unrealized foreign currency transaction gains and accrued interest income. These were offset by a non-cash increase of approximately $203,000 from depreciation and amortization, a decrease in other assets of approximately $371,000 and an increase in accounts payable of approximately $477,000. We anticipate that we will normally generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash provided by investing activities for the 2017 Period was $1,828,624. We paid approximately $505,000 for a collateralized loan receivable. We received proceeds of approximately $2,178,000 for repayment in full of a equipment note receivable. We received approximately $155,800 from our equipment investment through SPV. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Cash used in investing activities for the 2016 Period was $1,605,196. We paid approximately $3,868,000 for the purchase of a container feeder vessel. We received proceeds of approximately $943,000 from the sale of leased assets and approximately $1,320,000 for principal payments received on convertible notes.

Financings and Borrowings

Cash used in financing activities was $2,590,088 for the 2017 Period. During the 2017 Period, we collected approximately $2,100 from a note receivable with our Investment Manager. Offsetting this increase was cash outflows of approximately $2,560,000 for distributions to our Limited Partners and we paid approximately $33,000 of principal payments on the loans payable.

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

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after our initial closing, which occurred on May 2, 2011. We expect to make distributions to our Limited Partners through the Operating Period. During the six months ended June 30, 2017, we made cash distributions to our Limited Partners totaling $2,559,577. We did not make a cash distribution to the General Partner during the six months ended June 30, 2017; however, we accrued approximately $164,000 for distributions due to the General Partner at June 30, 2017. Although the timing of distributions may become irregular, we intend to follow the semi-annual distribution schedule at the targeted distribution rate provided the cash from operations can sustain the distributions.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

August 14, 2017

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

