Form 10-Q
period 2017-09-30
SQN Alternative Investment Fund III, L.P.
filed 2017-11-14
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

At November 14, 2017, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31,2016
	(unaudited)
Assets
Cash and cash equivalents	$87,455	$731,300
Accounts receivable	338,630	122,528
Investments in equipment subject to operating leases, net	2,152,101	2,448,031
Residual value investments in equipment on lease	634,702	634,702
Equipment notes receivable, including accrued interest of $0 and $448,213	-	2,224,597
Collaterized loans receivable, including accrued interest of $74,747 and $21,537	857,236	299,429
Due from Investment Manager	-	2,111
Initial direct costs, net of accumulated amortization of $434,418 and $426,400	34,750	42,768
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	4,040,128	4,290,664
Other assets	2,372,932	2,612,865
Total Assets	$18,939,849	$21,830,910

Liabilities and Partners' Equity
Liabilities:
Non-recourse loans payable, including accrued interest of $174,326 and $135,548	$6,519,459	$6,513,302
Accounts payable and accrued expenses	3,473,656	435,890
Distributions payable to Limited Partners	-	484,244
Distributions payable to General Partner	163,974	143,221
Rental income received in advance	15,860	158,604
Deferred gain from investment	154,186	189,767
Security deposits payable	29,700	29,700
Total Liabilities	10,356,835	7,954,728

Commitments and contingencies	-	-

Partners' Equity (Deficit):
Limited Partners	8,696,914	13,578,107
General Partner	(177,715)	(128,620)
Total Partners' Equity attributable to the Partnership	8,519,199	13,449,487

Non-controlling interest in consolidated entities	63,815	426,695

Total Equity	8,583,014	13,876,182
Total Liabilities and Partners' Equity	$18,939,849	$21,830,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue:
Rental income	$157,233	$156,875	$459,285	$734,357
Finance income	-	1,422	-	7,749
(Loss) gain on sale of assets	-	(1,738)	323,420	161,151
Investment income from participation interest and equity method investments	225,360	227,082	676,081	677,803
Interest income	25,678	67,271	142,904	259,651
Income from equipment investment through SPV	740,426	571,208	2,073,429	571,208
Total Revenue	1,148,697	1,022,120	3,675,119	2,411,919

Expenses:
Management fees - Investment Manager	119,300	141,677	344,527	425,031
Depreciation and amortization	101,316	101,317	303,948	499,370
Professional fees	48,715	20,415	145,494	143,874
Administration expense	4,342	7,177	21,885	36,435
Other expenses	10	8,462	21,580	41,973
Interest expense	174,326	135,611	519,057	294,640
Expenses from equipment investment through SPV (including depreciation expense of approximately $77,000 and $231,000 for the three and nine months ending September 30, 2017)	3,441,941	584,598	5,702,230	849,135
Total Expenses	3,889,950	999,257	7,058,721	2,290,458
Foreign currency transaction losses (gains)	3,755	205,687	(186,520)	480,383
Net loss	$(2,745,008)	$(182,824)	$(3,197,082)	$(358,922)

Net loss attributable to non-controlling interest in consolidated entities	(270,151)	(1,339)	(362,880)	(27,793)
Net loss attributable to the Partnership	(2,474,857)	(181,485)	(2,834,202)	(331,129)

Net loss allocable to:
Limited Partners	$(2,450,108)	$(179,670)	$(2,805,860)	$(327,818)
General Partner	(24,749)	(1,815)	(28,342)	(3,311)
Net loss	$(2,474,857)	$(181,485)	$(2,834,202)	$(331,129)

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(88.38)	$(6.48)	$(101.22)	$(11.83)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity

Nine Months Ended September 30, 2017

(Unaudited)

	Limited Partnership Interests	Total Partners' Equity (Deficit)	General Partner	Limited Partners	Non-controlling Interest
Balance, January 1, 2017	27,721.10	13,876,182	(128,620)	13,578,107	426,695

Distributions to Partners	-	(2,096,086)	(20,753)	(2,075,333)	-
Net loss	-	(3,197,082)	(28,342)	(2,805,860)	(362,880)
Balance, September 30, 2017	27,721.10	$8,583,014	$(177,715)	$8,696,914	$63,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,197,082)	$(358,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	-	(7,749)
Accrued interest income	(142,903)	(188,169)
Gain on sale of assets	(323,420)	(161,151)
Depreciation and amortization	303,948	499,370
Foreign currency transaction (gains) losses	(186,483)	473,814
Change in operating assets and liabilities:
Accounts receivable	(106,332)	(278,628)
Accrued interest income received	537,002	-
Minimum rental payments received	-	101,480
Other assets	239,933	(503,365)
Accounts payable and accrued expenses	3,037,766	737,399
Deferred revenue	(35,581)	(35,581)
Accrued interest on notes and loans payable	38,779	25,680
Rental income received in advance	(142,744)	(217,398)
Net cash provided by operating activities	22,883	86,780

Cash flows from investing activities:
Proceeds from sale of leased assets	-	942,693
Principal payments received on convertible notes	-	1,320,000
Cash paid for collateralized loan receivable	(504,596)	(277,892)
Cash received for repayment of equipment notes receivable	2,177,420	-
Equipment investment through SPV	250,536	(3,893,159)
Net cash provided by (used in) investing activities	1,923,360	(1,908,358)

Cash flows from financing activities:
Proceeds from loans payable	-	3,846,668
Principal payments of loan payable	(32,622)	(1,098,884)
Cash received from non-controlling interest contribution	-	472,518
Cash paid for distributions to Limited Partners	(2,559,577)	(3,714,065)
Cash paid for initial Limited Partners contribution redemption	-	(14,268)
Repayment of note from Investment Manager	2,111	100,542
Net cash used in financing activities	(2,590,088)	(407,489)

Net decrease in cash and cash equivalents	(643,845)	(2,229,067)
Cash and cash equivalents, beginning of period	731,300	2,816,914
Cash and cash equivalents, end of period	$87,455	$587,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$480,278	$268,960

Supplemental disclosure of non-cash investing and financing activities:
Increase in equipment investment through SPV	$-	$(425,250)
Reclassification of investment in finance lease to accounts receivable	$-	$227,824
Distributions payable to General Partner	$20,753	$10,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2017 and 2016

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. at September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2016 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 31, 2017.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2017, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminated December 2016. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At September 30, 2017 and December 31, 2016, the Partnership has a remaining balance on the note receivable from its Investment Manager of $0 and $2,111, respectively, which is included in the condensed consolidated balance sheets.

For the three months ended September 30, 2017 and 2016, the Partnership paid the Investment Manager $119,300 and $141,677 respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, the Partnership paid the Investment Manager $344,527 and $425,031 respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (“SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. At September 30, 2017 and December 31, 2016, the total investment in Bravo was $971,019 and $1,162,484, respectively.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its consolidated financial statements and results of operations.

5.	Investment in Equipment Subject to Operating Leases

At September 30, 2017 and December 31, 2016, investments in equipment subject to operating leases consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Aircraft rotables	$339,700	$339,700
Computer equipment	59,186	59,186
Modular accommodations	2,928,049	2,928,049
	3,326,935	3,326,935
Accumulated depreciation	(1,174,834)	(878,904)

	$2,152,101	$2,448,031

Depreciation expense was $98,643 and $98,642 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $295,930 and $491,302 for the nine months ended September 30, 2017 and 2016, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $145,984 and $425,484 of rental income for the three and nine months ended September 30, 2017, respectively. At September 30, 2017, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $11,201 and $33,801 in rental income for the three and nine months ended September 30, 2017, respectively. At September 30, 2017, there were no significant changes to this lease.

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

At September 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Year Ending September 30,	U.S. Dollars	British Pounds (1)	Total
	(unaudited)	(unaudited)	(unaudited)
2018	$45,072	$316,217	$361,289
2019	41,316	261,899	303,215
2020	—	17,298	17,298
	$86,388	$595,415	$681,803

(1) Converted to U.S. Dollars at September 30, 2017 exchange rate of 1.3392.

6.	Residual Value Investments in Equipment on Lease

Gamma Knife Suite

On October 30, 2012, the Partnership entered into a Participation Agreement with a third party to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620. The Partnership paid initial direct costs, which have been included in the cost of the residual value asset, of £15,185.

7.	Equipment Notes Receivable

At September 30, 2017 and December 31, 2016, investments in equipment notes receivable, including accrued interest, consisted of the following:

Equipment Description	Interest Rate	September 30, 2017	December 31, 2016
		(unaudited)
Hydro-electric generating plant – NI	12.00%	$—	$2,224,597
		$—	$2,224,597

Hydro-electric Generating Plant – Northern Ireland

On April 4, 2013, the Partnership entered into an equipment note receivable (the “Note”) for £1,440,000 with a special purpose entity controlled by a third party. This special purpose entity was organized to provide financing for a hydro-electric generating plant located in Northern Ireland. The plant serves as collateral for the Note. The Note accrues interest at 12.0% per year with the interest payable quarterly in arrears. The proceeds from the Note were used for the purchase of a hydro-electric generating plant located in Northern Ireland. The entire principal balance and unpaid interest may be repaid, at any time, along with a redemption fee, as defined in the Note. In June 2017, the Partnership received cash of $2,714,424 as payment in full of principal and interest resulting in a gain of $323,420.

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

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of September 30, 2017, the Partnership has an aggregate investment balance of $4,040,128 consisting of feeder vessels of $3,451,754, drydocking fees of $559,623 and inventory supplies of $28,751.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the three months ended September 30, 2017, Boxship Holding recorded income of approximately $740,000 from charter rental fees less total expenses of $3,442,000, consisting of ship operating expenses, of approximately $533,000, ship management fees and charter commissions fees of approximately $92,000, general and administrative expenses, of approximately $2,751,000, depreciation expense, of approximately $77,000 and interest expense of approximately ($11,000) resulting in a net loss of approximately $2,702,000. For the nine months ended September 30, 2017, Boxship Holding recorded income of approximately $2,073,000 from charter rental fees less total expenses of $5,702,000, consisting of ship operating expenses, of approximately $1,444,000, ship management fees and charter commissions fees of approximately $346,000, general and administrative expenses, of approximately $3,647,000, depreciation expense, of approximately $231,000 and interest expense of approximately $34,000 resulting in a net loss of approximately $3,629,000.

10.	Collateralized Loan Receivable

On June 13, 2017, the Partnership funded $504,596 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the three and nine months ended September 30, 2017, the loans earned interest income of $12,895 and $15,278, respectively.

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant. For the three and nine months ended September 30, 2017, the loan facility earned interest income of $12,783 and $37,932, respectively.

11.	Other Assets

Other assets primarily include approximately $1,813,000 related to the collateral value of the manufacturing equipment and inventory note and $660,000 related to the Partnership’s investment in participation interest.

12.	Non-recourse Loans Payable

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at September 30, 2017 and December 31, 2016 was $6,345,133 and $6,377,754, respectively.

13.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loan receivable	$782,489	$782,489	$277,892	$277,892
Equipment notes receivable	$—	$—	$1,776,384	$1,776,384

Liabilities:
Loans payable	$6,345,133	$6,345,133	$6,377,754	$6,377,754

As of September 30, 2017, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

14.	Business Concentrations

For the nine months ended September 30, 2017, the Partnership did not have any income derived from finance leases. For the nine months ended September 30, 2016, the Partnership had one lessee which accounted for approximately 94% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2017, the Partnership had one lessee which accounted for approximately 93% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2016, the Partnership had two lessees which accounted for approximately 63% and 32% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2017, the Partnership had three loans which accounted for approximately 63%, 26% and 11% the Partnership’s interest income. For the nine months ended September 30, 2016, the Partnership had two loans which accounted for approximately 69% and 25% the Partnership’s interest income.

At September 30, 2017, the Partnership did not have any investment in finance leases. At September 30, 2016, the Partnership had one lessee which accounted for approximately 99% of the Partnership’s investment in finance leases. At September 30, 2017, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At September 30, 2016, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At September 30, 2017, the Partnership had had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At September 30, 2016, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At September 30, 2017, the Partnership did not have any investment in equipment notes receivable. At September 30, 2016, the Partnership had two lessees which accounted for approximately 66% and 34% of the Partnership’s investment in equipment notes receivable.

At September 30, 2017, the Partnership did not have any investment in equipment notes receivable. At December 31, 2016, the Partnership’s equipment notes receivable was from one debtor. At September 30, 2017, the Partnership’s collateralized loans receivable was from two debtors. At December 31, 2016, the Partnership’s collateralized loan receivable was from one debtor.

As of September 30, 2017 and December 31, 2016, the outstanding loans payable of $6,345,133 and $6,377,754 were from one lender.

15.	Geographic Information

Geographic information for revenue for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30, 2017
	(unaudited)
Revenue:	United States	Europe	Australia	Mexico	Total
Rental income	$-	$145,966	$11,267	$-	$157,233
Investment income from participation interest	$-	$225,360	$-	$-	$225,360
Interest income	$12,783	$-	$-	$12,895	$25,678
Income from equipment investment through SPV	$-	$740,426	$-	$-	$740,426

	Three Months Ended September 30, 2016
	(unaudited)
Revenue:	United States	Europe	Australia	Total
Rental income	$—	$145,608	$11,267	$156,875
Finance income	$—	$1,422	$—	$1,422
Loss on sale of assets	$(1,738)	$—	$—	$(1,738)
Investment income from participation interest	$—	$227,082	$—	$227,082
Interest income	$67,269	$2	$—	$67,271
Income from equipment investment through SPV	$—	$571,208	$—	$571,208

Geographic information for revenue for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30, 2017
	(unaudited)
Revenue:	United States	Europe	Australia	Mexico	Total
Rental income	$-	$425,484	$33,801	$-	$459,285
Gain on sale of assets	$-	$323,420	$-	$-	$323,420
Investment income from participation interest	$-	$676,081	$-	$-	$676,081
Interest income	$127,626	$-	$-	$15,278	$142,904
Income from equipment investment through SPV	$-	$2,073,429	$-	$-	$2,073,429

	Nine Months Ended September 30, 2016
	(unaudited)
Revenue:	United States	Europe	Australia	Total
Rental income	$239,144	$461,412	$33,801	$734,357
Finance income	$—	$7,749	$—	$7,749
Gain (loss) on sale of assets	$363,315	$(202,164)	$—	$161,151
Investment income from participation interest	$—	$677,803	$—	$677,803
Interest income	$259,642	$9	$—	$259,651
Income from equipment investment through SPV	$—	$571,208	$—	$571,208

Geographic information for long-lived assets at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017
	(unaudited)
Long-lived assets:	United States	Europe	Australia	Mexico	Total
Investments in equipment subject to operating leases, net	$-	$1,955,075	$197,026	$-	$2,152,101
Residual value investment equipment on lease	$-	$634,702	$-	$-	$634,702
Equipment investment through SPV	$-	$4,040,128	$-	$-	$4,040,128
Collateralized loans receivable, including accrued interest	$337,362	$-	$-	$519,874	$857,236

	December 31, 2016
Long-lived assets:	United States	Europe	Australia	Total
Investments in equipment subject to operating leases, net	$—	$2,220,432	$227,599	$2,448,031
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Equipment investment through SPV	$—	$4,290,664	$—	$4,290,664
Equipment notes receivable, including accrued interest	$—	$2,224,597	$—	$2,224,597
Collateralized loans receivable, including accrued interest	$299,429	$—	$—	$299,429

16.	Subsequent Events

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

Results of Operations for the three months ended September 30, 2017 (the “2017 Quarter”) compared to the three months ended September 30, 2016 (the “2016 Quarter”)

Our revenue for the 2017 Quarter compared to the 2016 Quarter is summarized as follows:

	Three Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Revenue:
Rental income	$157,233	$156,875
Finance income	—	1,422
Loss on sale of assets	—	(1,738)
Investment income	225,360	227,082
Interest income	25,678	67,271
Income from equipment investment through SPV	740,426	571,208

Total Revenue	$1,148,697	$1,022,120

For the 2017 Quarter we earned total revenue of $1,148,697 which is an increase of approximately $127,000 from our 2016 Quarter. The increase in total revenue was due to an increase of approximately $169,000 from income from equipment investment through SPV offset by a decrease in finance income of approximately $1,400 and a decrease in interest income of approximately $42,000. The increase in total revenue is primarily due to income from equipment investment through SPV.

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

Our expenses for the 2017 Quarter compared to the 2016 Quarter are summarized as follows:

	Three Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Expenses:
Management fees - Investment Manager	$119,300	$141,677
Depreciation and amortization	101,316	101,317
Professional fees	48,715	20,415
Administration expense	4,342	7,177
Other expenses	10	8,462
Interest expense	174,326	135,611
Expenses from equipment investment through SPV	3,441,941	584,598
Total Expenses	$3,889,950	$999,257

Foreign currency transaction losses	$3,755	$205,687

During the 2017 Quarter, we incurred total expenses of $3,889,950 versus total expenses of $999,257 for the 2016 Quarter. The primary reason for the increase of approximately $2,891,000 from the 2016 Quarter was due to our equipment investment through SPV for which approximately $2,740,000 are due to extraordinary costs which are awaiting reimbursement by insurance companies.

For the 2017 Quarter we generated foreign currency transaction losses of $3,755, which were incurred as follows: (i) approximately $3,700 was related directly to our equipment leasing transactions or project financings in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 3.3% during the 2017 Quarter. For the 2016 Quarter we generated foreign currency transaction losses of $205,687, which were incurred as follows: (i) approximately $205,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 3.1% during the 2016 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated a net loss for the 2017 Quarter of $2,745,008 compared to a net loss for the 2016 Quarter of $182,824.

Results of Operations for the nine months ended September 30, 2017 (the “2017 Period”) compared to the nine months ended September 30, 2016 (the “2016 Period”)

Our revenue for the 2017 Period compared to the 2016 Period is summarized as follows:

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Revenue:
Rental income	$459,285	$734,357
Finance income	—	7,749
Gain on sale of assets	323,420	161,151
Investment income	676,081	677,803
Interest income	142,904	259,651
Income from equipment investment through SPV	2,073,429	571,208

Total Revenue	$3,675,119	$2,411,919

For the 2017 Period we earned total revenue of $3,675,119 which is an increase of approximately $1,263,000 from our 2016 Period. The increase in total revenue was due to an increase of approximately $1,500,000 from income from equipment investment through SPV offset by a decrease in rental income of approximately $275,000, a decrease in finance income of approximately $7,700 and a decrease in interest income of approximately $117,000. The increase in total revenue is primarily due to income from equipment investment through SPV.

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

Our expenses for the 2017 Period compared to the 2016 Period are summarized as follows:

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Expenses:
Management fees - Investment Manager	$344,527	$425,031
Depreciation and amortization	303,948	499,370
Professional fees	145,494	143,874
Administration expense	21,885	36,435
Other expenses	21,580	41,973
Interest expense	519,057	294,640
Expenses from equipment investment through SPV	5,702,230	849,135
Total Expenses	$7,058,721	$2,290,458

Foreign currency transaction (gains) losses	$(186,520)	$480,383

During the 2017 Period, we incurred total expenses of $7,058,721 versus total expenses of $2,290,458 for the 2016 Period. The primary reason for the increase of approximately $4,768,000 from the 2016 Period was due to our equipment investment through SPV for which approximately $3,620,000 are due to extraordinary costs which are awaiting reimbursement by insurance companies.

For the 2017 Period, we generated foreign currency transaction gains of $186,520, which were incurred as follows: (i) approximately $186,500 was related directly to our equipment leasing transactions or project financings in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 8.9% during the 2017 Period. For the 2016 Period we generated foreign currency transaction losses of $480,383, which were incurred as follows: (i) approximately $473,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 12.4% during the 2016 Period. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated a net loss for the 2017 Period of $3,197,082 compared to a net loss for the 2016 Period of $358,922.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$22,883	$86,780
Investing activities	$1,923,360	$(1,908,358)
Financing activities	$(2,590,088)	$(407,489)

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

Operating Activities

During 2017, we had cash inflows from operating activities of $22,883. This was principally due to a net loss of approximately $3,197,000, an increase in accrued interest on notes and loans payable of approximately $143,000, a gain on sale of assets of approximately $323,000 and a non-cash decrease of approximately $186,000 from unrealized foreign currency transaction gains and accrued interest income. These were offset by a non-cash increase of approximately $304,000 from depreciation and amortization, a decrease in other assets of approximately $240,000 and an increase in accounts payable of approximately $3,038,000. We anticipate that we will normally generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash provided by investing activities for the 2017 Period was $1,923,360. We paid approximately $505,000 for a collateralized loan receivable. We received proceeds of approximately $2,178,000 for repayment in full of a equipment note receivable. We received approximately $250,500 from our equipment investment through SPV. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

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

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after our initial closing, which occurred on May 2, 2011. We expect to make distributions to our Limited Partners through the Operating Period. During the nine months ended September 30, 2017, we made cash distributions to our Limited Partners totaling $2,559,577. We did not make a cash distribution to the General Partner during the nine months ended September 30, 2017; however, we accrued approximately $164,000 for distributions due to the General Partner at September 30, 2017. Although the timing of distributions may become irregular, we intend to follow the semi-annual distribution schedule at the targeted distribution rate provided the cash from operations can sustain the distributions.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

November 14, 2017

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

