Form 10-K
period 2017-12-31
SQN Alternative Investment Fund III, L.P.
filed 2018-03-29
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

Number of outstanding units of limited partnership interests of the registrant on March 29, 2018 was 27,721.10.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Alternative Investment Fund III L.P.

Annual Report on Form 10-K for Year Ended December 31, 2017

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

Our Offering Period commenced on May 2, 2011, the first business day after April 30, 2011, we admitted 19 Limited Partners with total capital contributions of $1,200,500. From May 3, 2011 through December 31, 2011, we admitted an additional 118 Limited Partners with total capital contributions of $7,250,400. For the year ended December 31, 2012, we admitted an additional 188 Limited Partners with total capital contributions of $13,904,200. From January 1, 2013 through March 15, 2013, the date the Offering Period concluded, we admitted an additional 50 Limited Partners, including our Investment Manager who invested $100,000 on March 15, 2013, and received additional capital contributions totaling $5,506,000. Due to our not achieving certain equity raising milestones during the Offering Period, our General Partner and/or our Investment Manager are required to reimburse us for organizational and offering expenses of $441,897 previously paid. At March 15, 2013, organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At December 31, 2017, the note receivable from the Investment Manager to the Partnership was fully paid.

SQN Securities, LLC (“Securities”), a Delaware limited liability company was the sole selling agent of the Partnership’s units. Securities is a broker-dealer registered with the SEC and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Security Investor Protection Corporation. We paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities also sponsored by the Partnership’s Investment Manager. For the years ended December 31, 2017 and 2016, we did not make any payments to Securities for distribution expenses. For the years ended December 31, 2017 and 2016, our Investment Manager did not make payments for organizational and offering expenses on our behalf.

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

At December 31, 2017, we had total assets of $17,885,635. Of this amount, $7,554,929 was for various investments: (i) $2,053,458 related to investments in equipment subject to operating leases (ii) $634,702 related to residual value investments in equipment on lease (iii) $882,914 was associated with collateralized loan receivable and accrued interest and (iv) $3,983,855 related to equipment investment through SPV. In addition to the above leases, we also have an investment in a participation interest of $8,421,915, other assets of $1,474,082 and $32,077 related to initial direct costs. For the year ended December 31, 2017, one of our lessees accounted for approximately 93% of the total rental income derived from operating leases. For the year ended December 31, 2017, we had a net loss of $4,215,336.

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

At December 31, 2017 and 2016, the Partnership’s investment portfolio consisted of the following transactions:

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

Loan Note

On June 13, 2017, the Partnership funded $504,596 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases.

Loan Note Instrument

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant. On February 28, 2018, the Loan Note Instrument was cancelled and replaced with a Loan Note Instrument of €364,606, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019.

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

Equipment Investment through SPV

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of December 31, 2017, the Partnership has an aggregate investment balance of $3,983,855.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the year ended December 31, 2017, Boxship Holding recorded income of approximately $2,987,000 primarily from charter rental fees less total expenses of $6,383,000, consisting of ship operating expenses, of approximately $1,764,000, ship management fees and charter commissions fees of approximately $378,000, general and administrative expenses, of approximately $3,867,000, depreciation expense of approximately $308,000 and interest expense of approximately $66,000 resulting in a net loss of approximately $3,396,000. For the period ended December 31, 2016, Boxship Holding recorded income of approximately $1,408,000 primarily from charter rental fees less total expenses of $1,819,000, consisting of ship operating expenses, of approximately $1,165,000, ship management fees and charter commissions fees of approximately $306,000, general and administrative expenses, of approximately $108,000, depreciation expense, of approximately $160,000 and interest expense of approximately $80,000 resulting in a net loss of approximately $411,000.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 29, 2018
General Partner	1
Limited Partners	375

The Partnership pays, at the sole discretion of the Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after our initial closing, which occurred on May 2, 2011 through the Partnership’s Operating Period, which concluded on June 29, 2014. The Liquidation Period started on June 29, 2014 and is expected to last approximately four years. For the years ended December 31, 2017 and 2016, the Partnership paid cash distributions to our Limited Partners totaling $2,559,577 and $3,714,066, respectively. As of December 31, 2017, the Partnership accrued $163,974 for distributions payable to our General Partner.

The Partnership is required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to the Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, the Partnership’s Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2017. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, the Partnership may subsequently revise this valuation.

During the offering of the Partnership’s Units and consistent with NASD Rule 2340(c), the value of the Partnership’s Units were estimated to be the offering price of $1,000 per Unit. At December 31, 2017, the Partnership was in the Liquidating Period, which the Partnership had begun on June 29, 2014, and the value of the Units are estimated to be the offering price of $1,000 per Unit.

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

	Years Ended December 31,
	2017	2016
Total revenue	$4,927,537	$3,689,760
Net loss	$(4,215,336)	$(1,914,022)
Net loss allocable to Limited Partners	$(4,173,183)	$(1,894,882)
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10
Net loss per weighted average number of limited partnership interests outstanding	$(150.54)	$(68.36)
Distributions paid to Limited Partners	$2,075,333	$1,564,805
Distributions per weighted average number of limited partnership interests outstanding	$74.86	$56.45

	December 31,
	2017	2016
Total assets	$17,885,635	$21,830,910
Partners’ Equity	$7,138,065	$13,449,487

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

Current Business Environment and Outlook

We believe that 2018 will continue to present attractive opportunities for equipment lease and asset finance investments. The Federal Reserve Board increased its benchmark interest rate several times in 2017, and is expected to further increase rates in 2018 making our financing more cost competitive with banks. While we expect interest rates to increase further during 2018, increases in interest rates generally result in increased returns on asset based investments. As lending institutions, such as banks, raise the interest rates they charge borrowers, the financing provided by us will become more cost competitive, and our market for potential investments will broaden. Although increase in interest rates will increase the cost of leverage, we do not expect a significant net effect on our gross margins because we do not plan on utilizing significant leverage in our portfolio. Our single investor leases and loans should benefit from any increase in interest rates over the long term. The competitive environment is firming up with a few large participants exiting the market, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we believe there is more opportunity than there has been in years to acquire seasoned portfolios of equipment leases and loans. We also believe that there may be opportunity for consolidation in the next year or two. Overall we think that businesses have a positive outlook for growth in 2018 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2018 Equipment Leasing & Finance U.S. Economic Outlook,” the U.S. economy’s growth in 2018 is poised to experience moderately strong growth of 2.7% while equipment and software investment should expand by about 9.1%. We believe that the U.S. economy appears to be back on solid footing and that credit market conditions are healthy and are not expected to inhibit business investment or the equipment finance industry. We also believe that U.S. manufacturing activity will increase over the near term with support from the current administration, that materials handling equipment investment growth and medical equipment investment growth will remain stable and that all other industrial equipment investment growth will likely rebound. We anticipate that railroad, aircraft and ship equipment investment growth will continue to strengthen, that trucks investment growth is poised to accelerate and that computers investment growth is likely to improve. While we do not anticipate making significant investment in these asset classes, we believe that the anticipated increases in investment growth in these classes will tie up a substantial amount of capital of other asset finance companies.

Equipment and software investment increased steadily during the first three quarters of 2017. We believe that the rebound in the energy sector is a key contributing factor towards the rebound in equipment investment, and that the rebound in the energy sector will benefit several equipment verticals. We also believe that most other verticals are exhibiting positive signs and appear primed to improve during the first half of 2018.

Recent Significant Transactions

Loan Note

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has determined that ASU No 2014-09 will not have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership does not expect the guidance to have a material effect on its consolidated financial statements as the ASU is not applicable to financial instruments or leases and, therefore, will not affect the majority of the Partnership's revenues.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations for the Year Ended December 31, 2017 (“2017”) as compared to the Year Ended December 31, 2016 (“2016”)

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

Revenue for 2017 and 2016 is summarized as follows:

	For the Year Ended December 31,
	2017	2016
Revenue:
Rental income	$618,502	$882,686
Finance income	—	8,106
Gain on sale of assets	252,368	161,121
Investment income	901,442	903,164
Interest income	168,581	326,833
Income from equipment investment through SPV	2,986,644	1,407,850
Total Revenue	$4,927,537	$3,689,760

For the year ended December 31, 2017, we earned total revenue of $4,927,537, which is an increase of approximately $1,238,000 from 2016. The increase in total revenue was due to an increase of approximately $1,580,000 from income from equipment investment through SPV offset by a decrease in rental income of approximately $264,000, a decrease in finance income of approximately $8,100 and a decrease in interest income of approximately $158,000. The increase in total revenue is primarily due to income from equipment investment through SPV.

Expenses for 2017 and 2016 are summarized as follows:

	Year Ended December 31,
	2017	2016

Provision for lease, note, and loan losses	$1,494,627	$1,325,866

Expenses:
Management fees - Investment Manager	$449,527	$566,708
Depreciation and amortization	405,264	600,686
Professional fees	179,209	189,007
Administration expense	25,288	32,066
Other expenses	26,582	43,908
Interest expense	693,383	385,833
Expenses from equipment investment through SPV	6,383,805	1,818,453
Total Expenses	$8,163,058	$3,636,661

Foreign currency transaction (gains) losses	$(175,096)	$682,315

During the year ended December 31, 2017, we incurred total expenses of $8,163,058 versus total expenses of $3,636,661 for the year ended December 31, 2016. The primary reason for the increase of approximately $4,526,000 from 2016 was due to an increase in expenses from equipment investment through SPV of $4,565,000 and an increase in interest expense of approximately $308,000, offset by a decrease in management fee of $117,000 and depreciation and amortization of $195,000. The increase in expenses from equipment investment through SPV was due to extraordinary costs which are awaiting reimbursement by insurance companies. Interest expense increased compared to 2016 due to increase in loan principal on the non-recourse loans payable during Q2 2016. We also incurred a provision for lease, note, and loan losses of approximately $1,495,000 as a result of a loan reserves being placed on assets in 2017.

We have paid our Investment Manager a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, we raised total offering proceeds of less than $36,000,000, the management fee would be reduced to such an amount that over our entire life the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. We did not reach this equity threshold. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through March 2017. In April 2017, the management fee was further reduced to $35,000 per month. The reduced management fee calculation was based upon our Investment Managers expectation that we will conclude our business operations during December 2018. The Investment Manager will continue to monitor our operations, which may change the monthly management fee amount.

For the year ended December 31, 2017, we generated foreign currency transaction gains of $175,096, which were incurred as follows: (i) approximately $175,000 loss was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) approximately $36 gain was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 9.7% during the year ended December 31, 2017. For the year ended December 31, 2016, we generated foreign currency transaction losses of $682,315, which were incurred as follows: (i) approximately $675,000 loss was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) approximately $7,000 gain was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 13.0% during the year ended December 31, 2016.

Net loss

As a result of the factors discussed above we incurred net loss of $4,555,052 for the year ended December 31, 2017, compared to a net loss of $1,955,082 for the year ended December 31, 2016.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31
	2017	2016
Cash provided by (used in):
Operating activities	$281,787	$190,332
Investing activities	$1,979,633	$(1,880,613)
Financing activities	$(2,626,143)	$(395,333)

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

Operating Activities

During 2017, we generated cash inflows from operating activities of $281,787. This was principally due to a net loss of approximately $4,555,000, an increase in accrued interest on notes and loans payable of approximately $169,000, a gain on sale of assets of approximately $252,000 and a non-cash decrease of approximately $175,000 from unrealized foreign currency transaction gains and accrued interest income and an increase in other assets of approximately $199,000. These were offset by a non-cash increase of approximately $405,000 from depreciation and amortization, an increase in provision for lease, note and loan losses of approximately $1,495,000 and an increase in accounts payable of approximately $3,026,000 primarily related to the equipment investment through SPV. We anticipate that we will normally generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash provided by investing activities for 2017 was $1,979,633. We paid approximately $505,000 for a collateralized loan receivable. We received proceeds of approximately $2,178,000 for repayment in full of a equipment note receivable. We received approximately $307,000 from our equipment investment through SPV. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Cash used in investing activities for 2016 was $1,880,613. We paid approximately $3,865,000 for the purchase of a container feeder vessel through our equipment investment through SPV. We paid approximately $278,000 for the purchase of a collateralized loan receivable. We received proceeds of approximately $943,000 from the sale of leased assets and approximately $1,320,000 for principal payments received on convertible notes.

Financing Activities

Cash used in financing activities was $2,626,143 for 2017. During the 2017 Period, we collected approximately $2,100 from a note receivable with our Investment Manager. Offsetting this increase was cash outflows of approximately $2,560,000 for distributions to our Limited Partners and we paid approximately $33,000 of principal payments on the loans payable and due from Investment Manager of approximately $36,000.

Cash used in financing activities for 2016 was $395,333. During 2016, we received proceeds from borrowing from loans payable at approximately $3,847,000, offset by principal payments on the loans payable of approximately $1,100,000 and cash distributions to our Limited Partners of approximately $3,714,000 and approximately $135,000 from repayment of a note receivable with our Investment Manager.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after the our initial closing which occurred on May 2, 2011. We made distributions to our Limited Partner’s through the Operating Period. During the years ended December 31, 2017 and 2016, we made cash distributions to our Limited Partners totaling approximately $2,560,000 and $3,714,000, respectively. We did not make a cash distribution to the General Partner during the years ended December 31, 2017 and 2016; however, we accrued approximately $164,000 for distributions payable to the General Partner at December 31, 2017.

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

Off-Balance Sheet Transactions

None.

Subsequent Events

On February 28, 2018, the Loan Note Instrument of $277,893 was cancelled and replaced with a Loan Note Instrument of €364,606, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of SQN Alternative Investment Fund III L.P. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SQN Alternative Investment Fund III L.P. and Subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

We have served as the Partnership’s auditor since 2010.

March 29, 2018

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$366,577	$731,300
Accounts receivable	-	122,528
Investments in equipment subject to operating leases, net	2,053,458	2,448,031
Residual value investments in equipment on lease	634,702	634,702
Equipment notes receivable, including accrued interest of $0 and $448,213	-	2,224,597
Collateralized loans receivable, including accrued interest of $100,425 and $21,537	882,914	299,429
Due from Investment Manager	36,055	2,111
Initial direct costs, net of accumulated amortization of $437,091 and $426,400	32,077	42,768
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	3,983,855	4,290,664
Other assets	1,474,082	2,612,865
Total Assets	$17,885,635	$21,830,910

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $348,652 and $135,548	$6,693,785	$6,513,302
Accounts payable and accrued expenses	3,461,856	435,890
Distributions payable to Limited Partners	-	484,244
Distributions payable to General Partner	163,974	143,221
Rental income received in advance	168,950	158,604
Deferred gain from investment	142,326	189,767
Security deposits payable	29,700	29,700
Total Liabilities	10,660,591	7,954,728

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	7,329,591	13,578,107
General Partner	(191,526)	(128,620)
Total Partners’ Equity attributable to the Partnership	7,138,065	13,449,487

Non-controlling interest in consolidated entities	86,979	426,695

Total Equity	7,225,044	13,876,182
Total Liabilities and Partners’ Equity	$17,885,635	$21,830,910

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

Revenue:
Rental income	$618,502	$882,686
Finance income	-	8,106
Gain on sale of assets	252,368	161,121
Investment income from participation interest and equity method investments	901,442	903,164
Interest income	168,581	326,833
Income from equipment investment through SPV	2,986,644	1,407,850
Total Revenue	4,927,537	3,689,760
Provision for lease, note, and loan losses	1,494,627	1,325,866
Revenue less provision for lease, note, and loan losses	3,432,910	2,363,894

Expenses:
Management fees - Investment Manager	449,527	566,708
Depreciation and amortization	405,264	600,686
Professional fees	179,209	189,007
Administration expense	25,288	32,066
Other expenses	26,582	43,908
Interest expense	693,383	385,833
Expenses from equipment investment through SPV (including depreciation expense of approximately $308,000 and $160,000 for the year ended December 31, 2017 and the period ending December 31, 2016, respectively)	6,383,805	1,818,453
Total Expenses	8,163,058	3,636,661
Foreign currency transaction (gains) losses	(175,096)	682,315
Net loss	$(4,555,052)	$(1,955,082)

Net loss attributable to non-controlling interest in consolidated entities	(339,716)	(41,060)
Net loss attributable to the Partnership	(4,215,336)	(1,914,022)

Net loss allocable to:
Limited Partners	$(4,173,183)	$(1,894,882)
General Partner	(42,153)	(19,140)
Net loss	$(4,215,336)	$(1,914,022)

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(150.54)	$(68.36)

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statement of Changes in Partners’ Equity

Years Ended December 31, 2017 and 2016

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners	Non-controlling Interest
Balance, January 1, 2016	27,721.10	$16,976,030	$(93,832)	$17,069,862	$-

Non-controlling interest contribution to consolidated entities	-	467,755	-	-	467,755
Distributions to Partners	-	(1,580,453)	(15,648)	(1,564,805)	-
Redemption of initial Limited Partners’ contribution	-	(32,068)	-	(32,068)	-
Net loss	-	(1,955,082)	(19,140)	(1,894,882)	(41,060)
Balance, December 31, 2016	27,721.10	13,876,182	(128,620)	13,578,107	426,695

Distributions to Partners	-	(2,096,086)	(20,753)	(2,075,333)	-
Net loss	-	(4,555,052)	(42,153)	(4,173,183)	(339,716)
Balance, December 31, 2017	27,721.10	$7,225,044	$(191,526)	$7,329,591	$86,979

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,555,052)	$(1,955,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	-	(8,106)
Accrued interest income	(168,581)	(254,771)
Provision for lease, note, and loan losses	1,494,627	1,325,866
Gain on sale of assets	(252,368)	(161,121)
Depreciation and amortization	405,264	600,686
Foreign currency transaction (gains) losses	(175,059)	675,319
Change in operating assets and liabilities:
Accounts receivable	(6,950)	(213,491)
Accrued interest income received	537,002	-
Minimum rental payments received	-	109,973
Other assets	(199,072)	(271,459)
Accounts payable and accrued expenses	3,025,966	350,428
Deferred revenue	(47,441)	(47,442)
Accrued interest on notes and loans payable	213,105	116,872
Rental income received in advance	10,346	(77,340)
Net cash provided by operating activities	281,787	190,332

Cash flows from investing activities:
Proceeds from sale of leased assets	-	942,693
Principal payments received on convertible notes	-	1,320,000
Cash paid for collateralized loan receivable	(504,596)	(277,892)
Cash received for repayment of equipment notes receivable	2,177,420	-
Equipment investment through SPV	306,809	(3,865,414)
Net cash provided by (used in) investing activities	1,979,633	(1,880,613)

Cash flows from financing activities:
Proceeds from loans payable	-	3,846,668
Principal payments of loan payable	(32,622)	(1,098,884)
Cash received from non-controlling interest contribution	-	467,755
Cash paid for distributions to Limited Partners	(2,559,577)	(3,714,066)
Cash paid for initial Limited Partners contribution redemption	-	(32,068)
Repayment of note from Investment Manager	2,111	135,262
Due from Investment Manager	(36,055)	-
Net cash used in financing activities	(2,626,143)	(395,333)

Net decrease in cash and cash equivalents	(364,723)	(2,085,614)
Cash and cash equivalents, beginning of period	731,300	2,816,914
Cash and cash equivalents, end of period	$366,577	$731,300

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$480,278	$268,960

Supplemental disclosure of non-cash investing and financing activities:
Increase in equipment investment through SPV	$-	$(425,250)
Reclassification of investment in finance lease to accounts receivable	$-	$227,824
Distributions payable to General Partner	$20,753	$15,648
Reclassification of equipment notes receivable to other assets	$-	$1,175,000

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements of SQN Alternative Investment Fund III, L.P. at December 31, 2017 and 2016 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2017 and 2016, an allowance for doubtful lease, note and loan accounts was recorded for loans which are deemed to be non-performing, there is a provision for lease, note and loan losses of $1,494,627 and $1,325,866, respectively.

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

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions and does not expect any material adjustments to be made. The tax years 2017, 2016 and 2015 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has determined that ASU No 2014-09 will not have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership does not expect the guidance to have a material effect on its consolidated financial statements as the ASU is not applicable to financial instruments or leases and, therefore, will not affect the majority of the Partnership's revenues.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At December 31, 2017 and 2016, the Partnership has a remaining balance on the note receivable from its Investment Manager of $0 and $2,111, respectively, which is included in the consolidated balance sheets. At December 31, 2017 and 2016, the Partnership paid the Investment Manager $449,527 and $566,708 respectively, which is included in Management fees – Investment Manager in the consolidated statements of operations.

The Partnership paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. There was no distribution expense paid to Securities for the years ended December 31, 2017 and 2016.

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

As of December 31, 2017 and 2016, the total investment in Bravo was $503,026 and $1,162,484 respectively.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its consolidated financial statements and results of operations.

5.	Investment in Equipment Subject to Operating Leases

At December 31, 2017 and 2016, investments in equipment subject to operating leases consisted of the following:

	2017	2016

Aircraft rotables	$339,700	$339,700
Computer equipment	-	59,186
Modular accommodations	2,928,049	2,928,049
	3,267,749	3,326,935
Accumulated depreciation	(1,214,291)	(878,904)

	$2,053,458	$2,448,031

Depreciation expense was $394,573 and $589,947 for the years ended December 31, 2017 and 2016, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $573,000 and $600,000 of rental income for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $45,100 in rental income for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there were no significant changes to these leases.

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

At December 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Year Ending December 31,	U.S. Dollars	British Pounds (1)	Total

2018	$45,072	$318,555	$363,627
2019	41,316	201,623	242,939

	$86,388	$520,178	$606,566

(1)	Converted to U.S. Dollars at December 31, 2017 exchange rate of 1.3491.

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

8.	Equipment Notes Receivable

At December 31, 2017 and 2016, investments in equipment notes receivable consisted of the following:

Equipment Description	Maturity Date	Interest Rate	December 31, 2017	December 31, 2016

Hydro-electric generating plant - NI	12/31/16	12.00%	$—	$2,224,597
			$—	$2,224,597

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

9.	Investment in Participation Interest

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

10.	Equipment Investment through SPV

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of December 31, 2017, the Partnership has an aggregate investment balance of $3,983,855 consisting of feeder vessels of $3,412,280, drydocking fees of $522,123 and inventory supplies of $49,452.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the year ended December 31, 2017, Boxship Holding recorded income of approximately $2,987,000 primarily from charter rental fees less total expenses of $6,383,000, consisting of ship operating expenses, of approximately $1,764,000, ship management fees and charter commissions fees of approximately $378,000, general and administrative expenses, of approximately $3,867,000, depreciation expense, of approximately $308,000 and interest expense of approximately $66,000 resulting in a net loss of approximately $3,396,000. For the period ended December 31, 2016, Boxship Holding recorded income of approximately $1,408,000 primarily from charter rental fees less total expenses of $1,819,000, consisting of ship operating expenses, of approximately $1,165,000, ship management fees and charter commissions fees of approximately $306,000, general and administrative expenses, of approximately $108,000, depreciation expense, of approximately $160,000 and interest expense of approximately $80,000 resulting in a net loss of approximately $411,000.

11.	Collateralized Loan Receivable

On June 13, 2017, the Partnership funded $504,596 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the period ended December 31, 2017, the loans earned interest income of $28,173.

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant. For the years ended December 31, 2017 and 2016, the loans earned interest income of $50,715 and $21,537, respectively. On February 28, 2018, the Loan Note Instrument was cancelled and replaced with a Loan Note Instrument of €364,606, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019.

12.	Other Assets

Other assets primarily include $1,060,000 related to the Partnership’s investment in participation interest.

13.	Non-recourse Loans Payable

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

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at December 31, 2017 and 2016 was $6,345,133 and $6,377,754, respectively.

14.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$—	$—	$1,776,384	$1,776,384
Collateralized loan receivable	$782,489	$782,489	$277,892	$277,892

Liabilities:
Loans payable	$6,345,133	$6,345,133	$6,377,754	$6,377,754

15.	Business Concentrations

For the year ended December 31, 2017, the Partnership had one lessee which accounted for approximately 93% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2016, the Partnership had two lessees which accounted for approximately 68% and 27% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2017, the Partnership did not have any income derived from finance leases. For the year ended December 31, 2016, the Partnership had one lessee which accounted for approximately 94% of the Partnership’s income derived from finance leases. For the year ended December 31, 2017, the Partnership had three loans which accounted for approximately 53%, 30% and 17% the Partnership’s interest income. For the year ended December 31, 2016, the Partnership had two loans which accounted for approximately 71% and 20% the Partnership’s interest income.

At December 31, 2017 and 2016, the Partnership did not have any investment in finance leases. At December 31, 2017, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At December 31, 2016, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At December 31, 2017, the Partnership had had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At December 31, 2016, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At December 31, 2017, the Partnership did not have any investment in equipment notes receivable. At December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in equipment notes receivable. At December 31, 2016, the Partnership’s equipment notes receivable was from one debtor. At December 31, 2017, the Partnership’s collateralized loans receivable was from two debtors. At December 31, 2016, the Partnership’s collateralized loan receivable was from one debtor.

As of December 31, 2017 and 2016, the outstanding loans payable, including accrued interest, of $6,693,785 and $6,513,302 respectively, were from one lender.

16.	Geographic Information

Geographic information for revenue for the year ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31, 2017
	(unaudited)
	United States	Europe	Australia	Mexico	Total
Revenue:
Rental income	$-	$573,434	$45,068	$-	$618,502
Gain on sale of assets	$-	$252,368	$-	$-	$252,368
Investment income from participation interest	$-	$901,442	$-	$-	$901,442
Interest income	$-	$140,408	$-	$28,173	$168,581
Income from equipment investment through SPV	$-	$2,986,644	$-	$-	$2,986,644

	Year Ended December 31, 2016
	United States	Europe	Australia	Total
Revenue:
Rental income	$239,144	$598,474	$45,068	$882,686
Finance income	$—	$8,106	$—	$8,106
Gain (loss) on sale of assets	$363,285	$(202,164)	$—	$161,121
Investment income from participation interest	$—	$903,164	$—	$903,164
Interest income	$72,053	$254,780	$—	$326,833
Income from equipment investment through SPV	$—	$1,407,850	$—	$1,407,850

Geographic information for long-lived assets at December 31, 2017 and 2016 was as follows:

	December 31, 2017
	United States	Europe	Australia	Mexico	Total
Long-lived assets:
Investments in equipment subject to operating leases, net	$-	$1,866,623	$186,835	$-	$2,053,458
Residual value investment equipment on lease	$-	$634,702	$-	$-	$634,702
Equipment investment through SPV	$-	$3,983,855	$-	$-	$3,983,855
Collateralized loans receivable, including accrued interest	$-	$350,145	$-	$532,769	$882,914

	December 31, 2016
	United States	Europe	Australia	Total
Long-lived assets:
Investments in equipment subject to operating leases, net	$—	$2,220,432	$227,599	$2,448,031
Residual value investment in equipment on lease	$—	$634,702	$—	$634,702
Equipment investment through SPV	$—	$4,290,664	$—	$4,290,664
Equipment notes receivable, including accrued interest	$—	$2,224,597	$—	$2,224,597

17.	Indemnifications

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

At December 31, 2017 and 2016, total Partners’ equity included in the consolidated financial statements was $7,138,065 and $13,449,487, respectively. At December 31, 2017 and 2016, total Partners’ equity for federal income tax purposes was $15,644,405 and $18,106,726. The primary differences are (i) income that is deferred to future period for financial reporting purposes but not for federal income tax reporting purposes, (ii) treatment of lease classifications and asset sales for financial reporting purposes compared to federal income tax reporting purposes, (iii) the treatment of foreign income, and (iv) the differences in depreciation and amortization and foreign currency translation (gain) loss for financial reporting purposes and federal income tax purposes.

The following table reconciles the net income for financial statement reporting purposes to the net income (loss) for federal income tax purposes for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Net income (loss) per financial statements	$(4,215,333)	$(1,914,022)
Partial adjustment of finance lease disallowed for tax	1,379,200	1,325,866
Adjustment of equipment note receivable disallowed for tax	—	—
Depreciation and amortization	332,828	285,661
Accelerated depreciation on asset sales	—	—
Interest income adjustment disallowed for tax	—	—
Guaranteed payments	449,527	566,708
Gain (loss) on asset sales - 4797	71,052	(146,192)
Other	(37,096)	(51,199)
Foreign currency translation (gain) loss – unrealized	(175,096)	497,162
Net (loss) income for federal income tax purposes	$(2,194,918)	$563,984

19.	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2017

Total revenue	$1,147,622	$1,378,800	$1,148,697	$1,252,418	$4,927,537
Net income (loss) allocable to Limited Partners	$128,842	$(484,593)	$(2,450,108)	$(1,367,324)	$(4,173,183)
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10	27,721.10
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership	$4.65	$(17.48)	$(88.38)	$(49.32)	$(150.54)

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2016

Total revenue	$404,424	$985,375	$1,022,120	$1,277,841	$3,689,760
Net income (loss) allocable to Limited Partners	$(194,169)	$46,021	$(179,670)	$(1,567,064)	$(1,894,882)
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10	27,721.10
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership	$(7.00)	$1.66	$(6.48)	$(56.53)	$(68.36)

20.	Subsequent Events

On February 28, 2018, the Loan Note Instrument of $277,893 was cancelled and replaced with a Loan Note Instrument of €364,606, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2017, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

Name	Age	Position
Jeremiah J. Silkowski	43	President and Chief Executive Officer

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

Name	Age	Position
Jeremiah J. Silkowski	43	President and Chief Executive Officer
Jim Modak	60	Chief Financial Officer

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2017
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$449,527

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	—

			$449,527

Entity	Capacity	Description	Year Ended December 31, 2016
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$566,708

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	—

			$566,708

(1) Amount charged directly to operations.

(2) Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not pay our General Partner any distributions during 2017 or 2016; however, we did accrue approximately $164,000 and $143,000 for distributions due to the General Partner at December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, the General Partner’s 1% interest in our net loss was $42,153 and $19,140, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a.	We do not have any securities authorized for issuance under any equity compensation plan.

b.	We have one Limited Partner who owns 9.15% of our Units at December 31, 2017.

c.	As of March 29, 2018, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2017 and 2016, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non–audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
Description of fees	2017	2016
Audit fees (1)	$121,000	$121,000

Tax compliance fees	50,000	29,000

	$171,000	$150,000

(1) Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

a)	The Following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm

ii)	Consolidated Balance Sheets at December 31, 2017 and 2016

iii)	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2017 and 2016

v)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2017 and 2016

b)	Listing of Exhibits:

31.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following financial statements from SQN Alternative Investment Fund III L.P.’s annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

March 29, 2018

/s/ JEREMIAH SILKOWSKI
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

