Form 10-Q
period 2018-03-31
SQN Alternative Investment Fund III, L.P.
filed 2018-05-15
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Yes [  ] No [X]

At May 15, 2018, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$303,775	$366,577
Investments in equipment subject to operating leases, net	1,954,814	2,053,458
Residual value investments in equipment on lease	634,702	634,702
Collateralized loans receivable, including accrued interest of $44,270 and $100,425	998,097	882,914
Due from Investment Manager	36,055	36,055
Initial direct costs, net of accumulated amortization of $439,763 and $437,091	29,404	32,077
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	3,895,330	3,983,855
Other assets	1,615,356	1,474,082
Total Assets	$17,889,448	$17,885,635

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $519,189 and $348,652	$6,864,322	$6,693,785
Accounts payable and accrued expenses	3,214,176	3,461,856
Distributions payable to General Partner	163,974	163,974
Rental income received in advance	205,252	168,950
Deferred gain from investment	130,465	142,326
Security deposits payable	29,700	29,700
Total Liabilities	10,607,889	10,660,591

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	7,375,686	7,329,591
General Partner	(191,060)	(191,526)
Total Partners’ Equity attributable to the Partnership	7,184,626	7,138,065

Non-controlling interest in consolidated entities	96,933	86,979

Total Equity	7,281,559	7,225,044
Total Liabilities and Partners’ Equity	$17,889,448	$17,885,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenue:
Rental income	$166,184	$148,527
Investment income from participation interest and equity method investments	225,360	225,360
Interest income	24,280	65,225
Income from equipment investment through SPV	785,591	708,510
Total Revenue	1,201,415	1,147,622

Expenses:
Management fees - Investment Manager	105,000	141,677
Depreciation and amortization	101,315	101,315
Professional fees	48,715	49,729
Administration expense	4,508	5,189
Other expenses	4,408	17,215
Interest expense	170,536	171,413
Expenses from equipment investment through SPV (including depreciation expense of approximately $77,000 and $77,000 for the three months ended March 31, 2018 and 2017, respectively)	686,050	713,323
Total Expenses	1,120,532	1,199,861
Foreign currency transaction losses (gains)	24,368	(181,901)
Net income	$56,515	$129,662

Net income (loss) attributable to non-controlling interest in consolidated entities	9,954	(481)
Net income attributable to the Partnership	46,561	130,143

Net income allocable to:
Limited Partners	$46,095	$128,842
General Partner	466	1,301
Net income	$46,561	$130,143

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10

Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$1.66	$4.65

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity

Three Months Ended March 31, 2018

(Unaudited)

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners	Non-controlling Interest

Balance, January 1, 2018	27,721.10	$7,225,044	$(191,526)	$7,329,591	$86,979

Net income	-	56,515	466	46,095	9,954
Balance, March 31, 2018	27,721.10	$7,281,559	$(191,060)	$7,375,686	$96,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$56,515	$129,662
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest income	(24,280)	(65,224)
Depreciation and amortization	101,317	101,315
Foreign currency transaction losses (gains)	24,368	(181,865)
Change in operating assets and liabilities:
Accounts receivable	(28,284)	(2,760)
Other assets	(141,274)	(180,019)
Accounts payable and accrued expenses	(247,680)	85,426
Deferred revenue	(11,861)	(11,860)
Accrued interest on notes and loans payable	170,537	171,413
Rental income received in advance	(50,685)	(47,581)
Net cash used in provided by operating activities	(151,327)	(1,493)

Cash flows from investing activities:
Equipment investment through SPV	88,525	93,221
Net cash provided by investing activities	88,525	93,221

Cash flows from financing activities:
Cash paid for distributions to Limited Partners	-	(484,244)
Repayment of note from Investment Manager	-	2,111
Net cash used in financing activities	-	(482,133)

Net decrease in cash and cash equivalents	(62,802)	(390,405)
Cash and cash equivalents, beginning of period	366,577	731,300
Cash and cash equivalents, end of period	$303,775	$340,895

Supplemental disclosure of non-cash investing activities:
Increase in collateralized loans receivable	$86,987	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2018 and 2017

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

The Partnership was declared effective by the Securities and Exchange Commission (“SEC”) on March 17, 2011, which was the commencement date of the Offering Period. The Offering Period concluded on March 15, 2013. During the Offering Period, the Partnership admitted 375 Limited Partners, raised $27,861,100 in capital contributions, issued 27,861.10 Units at $1,000 per Unit and paid organizational and offering expenses totaling $999,119. During the Offering Period the Partnership paid $557,222 in distribution expenses to SQN Securities LLC, (“Securities”) a Delaware limited liability company. Securities was the sole selling agent for the Partnership’s Units. A Limited Partner may not redeem their Units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. at March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2017 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 29, 2018.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2017, an allowance for doubtful lease, note and loan accounts was recorded for loans which are deemed to be non-performing, there is a provision for lease, note and loan losses of $1,494,627. At March 31, 2018, the loans that were non-performing as of December 31, 2017 are recorded net of reserves. No additional allowance for doubtful lease, notes and loans was recorded as of March 31, 2018 since in the Investment Manager’s opinion all other accounts are deemed collectible.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU No 2016-15 and has determined there was no significant impact on its condensed interim consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its condensed interim consolidated financial statements.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At March 31, 2018 and December 31, 2017, the Partnership has no remaining balance on the note receivable from its Investment Manager.

For the three months ended March 31, 2018 and 2017, the Partnership paid the Investment Manager $105,000 and $141,677, respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (“SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. At March 31, 2018 and December 31, 2017, the total investment in Bravo was $420,066 and $503,026, respectively.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its consolidated financial statements and results of operations.

5.	Investment in Equipment Subject to Operating Leases

At March 31, 2018 and December 31, 2017, investments in equipment subject to operating leases consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Aircraft rotables	$339,700	$339,700
Modular accommodations	2,928,049	2,928,049
	3,267,749	3,267,749
Accumulated depreciation	(1,312,935)	(1,214,291)

	$1,954,814	$2,053,458

Depreciation expense was $98,644 and $98,643 for the three months ended March 31, 2018 and 2017, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $155,000 of rental income for the three months ended March 31, 2018. At March 31, 2018, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $11,300 in rental income for the three months ended March 31, 2018. At March 31, 2018, there were no significant changes to this lease.

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

At March 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Quarter ending March 31,	U.S. Dollars	British Pounds (1)	Total
	(unaudited)	(unaudited)	(unaudited)
2019	$45,072	$330,762	$375,834
2020	30,048	126,659	156,707

	$75,120	$457,421	$532,541

(1)	Converted to U.S. Dollars at March 31, 2018 exchange rate of 1.4008.

6.	Residual Value Investments in Equipment on Lease

Gamma Knife Suite

On October 30, 2012, the Partnership entered into a Participation Agreement with a third party to acquire a 99.99% residual interest in a gamma knife suite located in the United Kingdom for £379,620. The Partnership paid initial direct costs, which have been included in the cost of the residual value asset, of £15,185. On April 25, 2018, the Partnership received cash proceeds $1,184,001 as payment in full of this residual value lease. The net book value of this lease was $634,702, which resulted in the Partnership recognizing a U.S. GAAP gain of $549,299.

7.	Investment in Participation Interest

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

8.	Equipment Investment through SPV

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of March 31, 2018, the Partnership has an aggregate investment balance of $3,895,330.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. At March 31, 2018, Boxship Holding recorded income of approximately $786,000 primarily from charter rental fees less total expenses of $686,000, consisting of ship operating expenses, of approximately $447,000, ship management fees and charter commissions fees of approximately $40,000, general and administrative expenses, of approximately $39,000, depreciation expense, of approximately $77,000 and interest expense of approximately $83,000 resulting in net income of approximately $100,000.

9.	Collateralized Loan Receivable

On June 13, 2017, the Partnership funded $504,596 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the three months ended March 31, 2018, the loans earned interest income of $12,615.

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant. On February 28, 2018, the Loan Note Instrument was cancelled and replaced with a Loan Note Instrument of €364,606, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019. For the three months ended March 31, 2018, the loans earned interest income of $11,664.

10.	Other Assets

Other assets primarily include $1,088,000 related to the Partnership’s investment in participation interest.

11.	Non-recourse Loans Payable

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at March 31, 2018 and December 31, 2017 was $6,345,133.

12.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loan receivable	$953,827	$953,827	$782,489	$782,489

Liabilities:
Loans payable	$6,345,133	$6,345,133	$6,345,133	$6,345,133

As of March 31, 2018, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

13.	Business Concentrations

For the three months ended March 31, 2018, the Partnership did not have any income derived from finance leases. For the three months ended March 31, 2017, the Partnership did not have any income derived from finance leases. For the three months ended March 31, 2018, the Partnership had one lessee which accounted for approximately 93% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2017, the Partnership had one lessee which accounted for approximately 92% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2018, the Partnership had two loans which accounted for approximately 52% and 48% the Partnership’s interest income. For the three months ended March 31, 2017, the Partnership had two loans which accounted for approximately 81% and 19% the Partnership’s interest income.

At March 31, 2018 and 2017, the Partnership did not have any investment in finance leases. At March 31, 2018 and 2017, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At March 31, 2018 and 2017, the Partnership had had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At March 31, 2018, the Partnership did not have any investment in equipment notes receivable. At March 31, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in equipment notes receivable. At March 31, 2018 and December 31, 2017, the Partnership’s collateralized loans receivable was from two debtors.

As of March 31, 2018 and December 31, 2017, the outstanding loans payable of $6,864,322 and $6,693,785 were from one lender.

14.	Geographic Information

Geographic information for revenue for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31, 2018
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$154,917	$11,267	$—	$166,184
Investment income from participation interest	$—	$225,360	$—	$—	$225,360
Interest income	$—	$11,665	$—	$12,615	$24,280
Income from equipment investment through SPV	$—	$785,591	$—	$—	$785,591

	Three Months Ended March 31, 2017
	United States	Europe	Australia	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$137,260	$11,267	$148,527
Investment income from participation interest	$—	$225,360	$—	$225,360
Interest income	$65,225	$—	$—	$65,225
Income from equipment investment through SPV	$—	$708,510	$—	$708,510

Geographic information for long-lived assets at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Long-lived assets:
Investments in equipment subject to operating leases, net	$—	$1,778,170	$176,644	$—	$1,954,814
Residual value investment equipment on lease	$—	$634,702	$—	$—	$634,702
Equipment investment through SPV	$—	$3,895,330	$—	$—	$3,895,330
Collateralized loans receivable, including accrued interest	$—	$452,713	$—	$545,384	$998,097

	December 31, 2017
	United States	Europe	Australia	Mexico	Total
Long-lived assets:
Investments in equipment subject to operating leases, net	$—	$1,866,623	$186,835	$—	$2,053,458
Residual value investment equipment on lease	$—	$634,702	$—	$—	$634,702
Equipment investment through SPV	$—	$3,983,855	$—	$—	$3,983,855
Collateralized loans receivable, including accrued interest	$—	$350,145	$—	$532,769	$882,914

15.	Subsequent Events

On April 25, 2018, the Partnership received cash proceeds $1,184,001 as payment in full of this residual value lease. The net book value of this lease was $634,702, which resulted in the Partnership recognizing a U.S. GAAP gain of $549,299.

On April 30, 2018, the Partnership made a cash distribution of $1,037,666 to its Limited Partners.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN Alternative Investment Fund III L.P, SQN Bravo LLC and SQN Delta LLC, our subsidiaries.

The following is a discussion of our current consolidated financial position and results of operations. This discussion should be read together with our Annual Report on Form 10-K, filed on March 29, 2018. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU No 2016-15 and has determined there was no significant impact on its condensed interim consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its condensed interim consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations for the three months ended March 31, 2018 (the “2018 Quarter”) compared to the three months ended March 31, 2017 (the “2017 Quarter”)

Our revenue for the 2018 Quarter compared to the 2017 Quarter is summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$166,184	$148,527
Investment income	225,360	225,360
Interest income	24,280	65,225
Income from equipment investment through SPV	785,591	708,510

Total Revenue	$1,201,415	$1,147,622

For the 2018 Quarter we earned total revenue of $1,201,415 which is an increase of approximately $54,000 from our 2017 Quarter. The increase in total revenue was due to an increase of approximately $77,000 from income from equipment investment through SPV and an increase in rental income of approximately $18,000 offset by a decrease in interest income of approximately $41,000.

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

Our expenses for the 2018 Quarter compared to the 2017 Quarter are summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Expenses:
Management fees - Investment Manager	$105,000	$141,677
Depreciation and amortization	101,315	101,315
Professional fees	48,715	49,729
Administration expense	4,508	5,189
Other expenses	4,408	17,215
Expenses from equipment investment through SPV	686,050	713,323
Interest expense	170,536	171,413
Total Expenses	$1,120,532	$1,199,861

Foreign currency transaction losses (gains)	$24,368	$(181,901)

During the 2018 Quarter, we incurred total expenses of $1,120,532 versus total expenses of $1,199,861 for the 2017 Quarter. The primary reason for the decrease of approximately $79,000 from the 2017 Quarter was due to a decrease in management fees, other expenses and expenses from our equipment investment through SPV.

For the 2018 Quarter we generated foreign currency transaction losses of $24,368 which were incurred as follows: (i) approximately $24,350 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 4% during the 2018 Quarter. For the 2017 Quarter we generated foreign currency transaction gains of $181,901, which were incurred as follows: (i) approximately $181,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 1.2% during the 2017 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2018 Quarter of $56,515 compared to net income for the 2017 Quarter of $129,662.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$(151,327)	$(1,493)
Investing activities	$88,525	$93,221
Financing activities	$-	$(482,133)

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

Operating Activities

During 2018, we had cash outflows from operating activities of $151,327. This was principally due to a decrease in other assets of approximately $141,000 and a decrease in account payable and accrued expenses of $248,000. These were offset by an increase of accrued interest on notes and loans payable of approximately $170,000 and a non-cash increase of approximately $101,000 from depreciation and amortization. We anticipate that we will normally generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash provided by investing activities for the 2018 Quarter was $88,525. We received approximately $88,525 from our equipment investment through SPV. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Cash provided by investing activities for the 2017 Quarter was $93,221. We received approximately $93,221 from our equipment investment through SPV.

Financings and Borrowings

There was no cash used in financing activities for the 2018 Quarter.

Cash used in financing activities was $482,133 for the 2017 Quarter. During the 2017 Quarter, we collected approximately $2,100 from a note receivable with our Investment Manager. Offsetting this increase was cash outflows of approximately $484,000 for distributions to our Limited Partners.

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after our initial closing, which occurred on May 2, 2011. We expect to make distributions to our Limited Partners through the Operating Period. During the three months ended March 31, 2018, we did not make any distributions to our Limited Partners. We did not make a cash distribution to the General Partner during the three months ended March 31, 2018; however, we accrued approximately $163,974 for distributions due to the General Partner at March 31, 2018. Although the timing of distributions may become irregular, we intend to follow the semi-annual distribution schedule at the targeted distribution rate provided the cash from operations can sustain the distributions.

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

Subsequent Events

On April 25, 2018, the Partnership received cash proceeds $1,184,001 as payment in full of this residual value lease. The net book value of this lease was $634,702, which resulted in the Partnership recognizing a U.S. GAAP gain of $549,299.

On April 30, 2018, the Partnership made a cash distribution of $1,037,666 to its Limited Partners.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated December 31, 2017.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated December 31, 2017.

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

May 15, 2018

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

