Form 10-Q
period 2018-06-30
SQN Alternative Investment Fund III, L.P.
filed 2018-08-14
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Yes [  ] No [X]

At August 14, 2018, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$157,111	$366,577
Accounts receivable	45,669	-
Investments in equipment subject to operating leases, net	1,876,553	2,053,458
Residual value investments in equipment on lease	-	634,702
Collateralized loans receivable, including accrued interest of $210 and $100,425	568,860	882,914
Due from Investment Manager	36,055	36,055
Initial direct costs, net of accumulated amortization of $442,438 and $437,091	26,730	32,077
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	3,809,605	3,983,855
Other assets	2,049,730	1,474,082
Total Assets	$16,992,228	$17,885,635

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $691,620 and $348,652	$7,036,753	$6,693,785
Accounts payable and accrued expenses	3,239,365	3,461,856
Distributions payable to General Partner	179,193	163,974
Rental income received in advance	67,580	168,950
Deferred gain from investment	118,605	142,326
Security deposits payable	29,700	29,700
Total Liabilities	10,671,196	10,660,591

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	6,422,772	7,329,591
General Partner	(200,532)	(191,526)
Total Partners’ Equity attributable to the Partnership	6,222,240	7,138,065

Non-controlling interest in consolidated entities	98,792	86,979

Total Equity	6,321,032	7,225,044
Total Liabilities and Partners’ Equity	$16,992,228	$17,885,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue:
Rental income	$161,546	$153,525	$327,730	$302,052
Gain on sale of assets	549,299	323,420	549,299	323,420
Investment income from participation interest and equity method investments	225,361	225,361	450,721	450,721
Interest income	105,968	52,001	130,248	117,226
Income from equipment investment through SPV	806,026	624,493	1,591,617	1,333,003
Total Revenue	1,848,200	1,378,800	3,049,615	2,526,422

Expenses:
Management fees - Investment Manager	102,000	83,550	207,000	225,227
Depreciation and amortization	80,937	101,317	182,252	202,632
Professional fees	51,585	47,050	100,300	96,779
Administration expense	10,631	12,354	15,139	17,543
Other expenses	3,161	4,355	7,569	21,570
Interest expense	172,431	173,318	342,967	344,731
Expenses from equipment investment through SPV (including depreciation expense of approximately $77,000 and $154,000 for the three and six months ended June 30, 2018, respectively)	787,437	1,546,966	1,473,487	2,260,289
Total Expenses	1,208,182	1,968,910	2,328,714	3,168,771
Foreign currency transaction losses (gains)	63,415	(8,374)	87,783	(190,275)
Net income (loss)	$576,603	$(581,736)	$633,118	$(452,074)

Net income (loss) attributable to non-controlling interest in consolidated entities	1,859	(92,248)	11,813	(92,729)
Net income (loss) attributable to the Partnership	574,744	(489,488)	621,305	(359,345)

Net income (loss) allocable to:
Limited Partners	$568,997	$(484,593)	$615,092	$(355,752)
General Partner	5,747	(4,895)	6,213	(3,593)
Net income (loss)	$574,744	$(489,488)	$621,305	$(359,345)

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$20.53	$(17.48)	$22.19	$(12.83)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity

Six Months Ended June 30, 2018

(Unaudited)

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners	Non-controlling Interest

Balance, January 1, 2018	27,721.10	$7,225,044	$(191,526)	$7,329,591	$86,979

Distributions to Partners	-	(1,537,130)	(15,219)	(1,521,911)	-
Net income	-	633,118	6,213	615,092	11,813
Balance, June 30, 2018	27,721.10	$6,321,032	$(200,532)	$6,422,772	$98,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$633,118	$(452,074)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Accrued interest income	(130,248)	(117,224)
Gain on sale of assets	(549,299)	(323,420)
Depreciation and amortization	182,252	202,632
Foreign currency transaction losses (gains)	87,783	(190,238)
Change in operating assets and liabilities:
Accounts receivable	(104,979)	(30,569)
Accrued interest income received	62,445	537,002
Other assets	(575,648)	370,840
Accounts payable and accrued expenses	(222,491)	477,434
Deferred revenue	(23,721)	(23,721)
Accrued interest on notes and loans payable	342,968	(135,547)
Rental income received in advance	(101,370)	(95,163)
Net cash (used in) provided by operating activities	(399,190)	219,952

Cash flows from investing activities:
Proceeds from residual value investments of equipment on lease	1,184,001	-
Cash paid for collateralized loan receivable	(568,650)	(504,596)
Cash received for repayment of collateralized loan receivable	922,034	-
Cash received for repayment of equipment notes receivable	-	2,177,420
Equipment investment through SPV	174,250	155,800
Net cash provided by investing activities	1,711,635	1,828,624

Cash flows used in financing activities:
Principal payments of loan payable	-	(32,622)
Cash paid for distributions to Limited Partners	(1,521,911)	(2,559,577)
Repayment of note from Investment Manager	-	2,111
Net cash used in financing activities	(1,521,911)	(2,590,088)

Net decrease in cash and cash equivalents	(209,466)	(541,512)
Cash and cash equivalents, beginning of period	366,577	731,300
Cash and cash equivalents, end of period	$157,111	$189,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$480,278

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$15,219	$20,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2018 and 2017

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. at June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2017 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 29, 2018.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2017, an allowance for doubtful lease, note and loan accounts was recorded for loans which are deemed to be non-performing, there is a provision for lease, note and loan losses of $1,494,627. At June 30, 2018, the loans that were non-performing as of December 31, 2017 are recorded net of reserves. No additional allowance for doubtful lease, notes and loans was recorded as of June 30, 2018 since in the Investment Manager’s opinion all other accounts are deemed collectible.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At June 30, 2018 and December 31, 2017, the Partnership has no remaining balance on the note receivable from its Investment Manager.

For the three months ended June 30, 2018 and 2017, the Partnership paid the Investment Manager $102,000 and $83,550, respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations. For the six months ended June 30, 2018 and 2017, the Partnership paid the Investment Manager $207,000 and $225,227, respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

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

On June 19, 2013, Bravo obtained financing as follows; (i) a non-recourse loan payable for $5,860,085 and (ii) an equity investment from the Partnership of $3,906,724. SQN Alternative Investment Fund II, LLC (“SQN Fund II”), a private equipment leasing fund managed by the Partnership’s Investment Manager also sold a seasoned portfolio of leased equipment to Bravo. The portfolio purchased from SQN Fund II was valued at the time of purchase based on discounted cash flows for the revenue streams at a predetermined rate and the residual values of the underlying assets were supported by third party appraisers. At June 30, 2018 and December 31, 2017, the total investment in Bravo was $383,145 and $503,026, respectively.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its condensed consolidated financial statements and results of operations.

5.	Investment in Equipment Subject to Operating Leases

At June 30, 2018 and December 31, 2017, investments in equipment subject to operating leases consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Aircraft rotables	$339,700	$339,700
Modular accommodations	2,928,049	2,928,049
	3,267,749	3,267,749
Accumulated depreciation	(1,391,196)	(1,214,291)

	$1,876,553	$2,053,458

Depreciation expense for the three and six months ended June 30, 2018 was $78,261 and $176,905, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $150,000 and $305,000 of rental income for the three and six months ended June 30, 2018, respectively. At June 30, 2018, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $11,300 and $22,600 of rental income for the three and six months ended June 30, 2018, respectively. At June 30, 2018, there were no significant changes to this lease.

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

At June 30, 2018, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Quarter ending June 30,	U.S. Dollars	British Pounds (1)	Total
	(unaudited)	(unaudited)	(unaudited)
2019	$45,072	$284,979	$330,051
2020	18,780	68,217	86,997

	$63,852	$353,196	$417,048

(1)	Converted to U.S. Dollars at June 30, 2018 exchange rate of 1.3203.

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

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of June 30, 2018, the Partnership has an aggregate investment balance of $3,809,605.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the three months ended June 30, 2018, Boxship Holding recorded income of approximately $806,000 primarily from charter rental fees less total expenses of $786,000, consisting of ship operating expenses of approximately $376,000, ship management fees and charter commissions fees of approximately $55,000, general and administrative expenses of approximately $331,000, depreciation expense of approximately $77,000 and interest income of approximately $53,000 resulting in net income of approximately $20,000. For the six months ended June 30, 2018, Boxship Holding recorded income of approximately $1,592,000 primarily from charter rental fees less total expenses of $1,472,000, consisting of ship operating expenses of approximately $823,000, ship management fees and charter commissions fees of approximately $95,000, general and administrative expenses of approximately $370,000, depreciation expense of approximately $154,000 and interest expense of approximately $30,000 resulting in net income of approximately $120,000.

9.	Collateralized Loan Receivable

On June 13, 2017, the Partnership funded $504,596 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the three and six months ended June 30, 2018, the loan earned interest income of $12,054 and $24,669, respectively. In June 2018, the Partnership sold this loan facility to SQN AFIF in the form of a senior participation interest for total cash proceeds of $557,438 ($504,596 of principal and $52,842 of accrued interest).

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant. On February 28, 2018, the Loan Note Instrument was cancelled and replaced with a Loan Note Instrument of €364,606, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019. For the three and six months ended June 30, 2018, the loan earned interest income of $93,703 and $105,367, respectively. In June 2018, the Partnership received cash of €372,992 (€364,606 of principal and €8,386 of interest) as payment in full of this Loan Note Instrument.

On June 29, 2018, the Partnership, acquired a promissory note issued by a third party with a principal amount equal to $568,650. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. For the three and six months ended June 30, 2018, the promissory note earned interest income of $210.

10.	Other Assets

Other assets primarily include $1,301,000 related to the Partnership’s investment in participation interest.

11.	Non-recourse Loans Payable

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at June 30, 2018 and December 31, 2017 was $6,345,133.

12.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loan receivable	$568,650	$568,650	$782,489	$782,489

Liabilities:
Loans payable	$6,345,133	$6,345,133	$6,345,133	$6,345,133

As of June 30, 2018, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

13.	Business Concentrations

For the six months ended June 30, 2018 and 2017, the Partnership did not have any income derived from finance leases. For the six months ended June 30, 2018 and 2017, the Partnership had one lessee which accounted for approximately 93% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2018, the Partnership had two loans which accounted for approximately 81% and 19% the Partnership’s interest income. For the six months ended June 30, 2017, the Partnership had two loans which accounted for approximately 77% and 21% the Partnership’s interest income.

At June 30, 2018 and 2017, the Partnership did not have any investment in finance leases. At June 30, 2018, the Partnership had two lessee which accounted for approximately 90% and 10% of the Partnership’s investment in operating leases. At June 30, 2017, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At June 30, 2018, the Partnership did not have any investment in residual value leases. At June 30, 2017, the Partnership had had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At June 30, 2018 and 2017, the Partnership did not have any investment in equipment notes receivable. At June 30, 2018, the Partnership’s collateralized loans receivable was from one debtor. At June 30, 2017, the Partnership’s collateralized loans receivable was from two debtors.

As of June 30, 2018 and December 31, 2017, the outstanding loans payable of $7,036,753 and $6,693,785 were from one lender.

14.	Geographic Information

Geographic information for revenue for the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30, 2018
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$150,279	$11,267	$—	$161,546
Gain on sale of assets	$—	$549,299	$—	$—	$549,299
Investment income from participation interest	$—	$225,361	$—	$—	$225,361
Interest income	$210	$93,704	$—	$12,054	$105,968
Income from equipment investment through SPV	$—	$806,026	$—	$—	$806,026

	Three Months Ended June 30, 2017
	(unaudited)
Revenue:	United States	Europe	Australia	Total
Rental income	$—	$142,258	$11,267	$153,525
Gain on sale of assets	$—	$323,420	$—	$323,420
Investment income from participation interest	$—	$225,361	$—	$225,361
Interest income	$49,618	$—	$2,383	$52,001
Income from equipment investment through SPV	$—	$624,493	$—	$624,493

Geographic information for revenue for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30, 2018
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$305,196	$22,534	$—	$327,730
Gain on sale of assets	$—	$549,299	$—	$—	$549,299
Investment income from participation interest	$—	$450,721	$—	$—	$450,721
Interest income	$210	$105,369	$—	$24,669	$130,248
Income from equipment investment through SPV	$—	$1,591,617	$—	$—	$1,591,617

	Six Months Ended June 30, 2017
	(unaudited)
Revenue:	United States	Europe	Australia	Total
Rental income	$—	$279,518	$22,534	$302,052
Gain on sale of assets	$—	$323,420	$—	$323,420
Investment income from participation interest	$—	$450,721	$—	$450,721
Interest income	$114,843	$—	$2,383	$117,226
Income from equipment investment through SPV	$—	$1,333,003	$—	$1,333,003

Geographic information for long-lived assets at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Long-lived assets:
Investments in equipment subject to operating leases, net	$—	$1,689,718	$186,835	$—	$1,876,553
Equipment investment through SPV	$—	$3,809,605	$—	$—	$3,809,605
Collateralized loans receivable, including accrued interest	$568,860	$—	$—	$—	$568,860

	December 31, 2017
	United States	Europe	Australia	Mexico	Total
Long-lived assets:
Investments in equipment subject to operating leases, net	$—	$1,866,623	$186,835	$—	$2,053,458
Residual value investment equipment on lease	$—	$634,702	$—	$—	$634,702
Equipment investment through SPV	$—	$3,983,855	$—	$—	$3,983,855
Collateralized loans receivable, including accrued interest	$—	$350,145	$—	$532,769	$882,914

15.	Subsequent Events

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

Results of Operations for the three months ended June 30, 2018 (the “2018 Quarter”) compared to the three months ended June 30, 2017 (the “2017 Quarter”)

Our revenue for the 2018 Quarter compared to the 2017 Quarter is summarized as follows:

	Three Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$161,546	$153,525
Gain on sale of assets	549,299	323,420
Investment income	225,361	225,361
Interest income	105,968	52,001
Income from equipment investment through SPV	806,026	624,493

Total Revenue	$1,848,200	$1,378,800

For the 2018 Quarter we earned total revenue of $1,848,200 which is an increase of approximately $469,000 from our 2017 Quarter. The increase in total revenue was due primarily to an increase of approximately $181,000 from income from equipment investment through SPV, an increase in gain on sale of assets of approximately $226,000 and an increase in interest income of approximately $54,000.

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

Our expenses for the 2018 Quarter compared to the 2017 Quarter are summarized as follows:

	Three Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Expenses:
Management fees - Investment Manager	$102,000	$83,550
Depreciation and amortization	80,937	101,317
Professional fees	51,585	47,050
Administration expense	10,631	12,354
Other expenses	3,161	4,355
Expenses from equipment investment through SPV	787,437	1,546,966
Interest expense	172,431	173,318
Total Expenses	$1,208,182	$1,968,910

Foreign currency transaction losses (gains)	$63,415	$(8,374)

During the 2018 Quarter, we incurred total expenses of $1,208,182 versus total expenses of $1,968,910 for the 2017 Quarter. The primary reason for the decrease of approximately $761,000 from the 2017 Quarter was due to a decrease in expenses from equipment investment through SPV.

For the 2018 Quarter we generated foreign currency transaction losses of $63,415 which were incurred as follows: (i) approximately $63,400 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 6% during the 2018 Quarter. For the 2017 Quarter we generated foreign currency transaction gains of $8,374, which were incurred as follows: (i) approximately $8,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 4.1% during the 2017 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income (Loss)

As a result of the factors discussed above we generated net income for the 2018 Quarter of $576,603 compared to net loss for the 2017 Quarter of $581,736.

Results of Operations for the six months ended June 30, 2018 (the “2018 Period”) compared to the six months ended June 30, 2017 (the “2017 Period”)

Our revenue for the 2018 Period compared to the 2017 Period is summarized as follows:

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$327,730	$302,052
Gain on sale of assets	549,299	323,420
Investment income	450,721	450,721
Interest income	130,248	117,226
Income from equipment investment through SPV	1,591,617	1,333,003

Total Revenue	$3,049,615	$2,526,422

For the 2018 Period we earned total revenue of $3,049,615 which is an increase of approximately $523,000 from our 2017 Period. The increase in total revenue was primarily due to an increase of approximately $259,000 from income from equipment investment through SPV and an increase in gain on sale of assets of approximately $226,000.

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

Our expenses for the 2018 Period compared to the 2017 Period are summarized as follows:

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Expenses:
Management fees - Investment Manager	$207,000	$225,227
Depreciation and amortization	182,252	202,632
Professional fees	100,300	96,779
Administration expense	15,139	17,543
Other expenses	7,569	21,570
Expenses from equipment investment through SPV	1,473,487	2,260,289
Interest expense	342,967	344,731
Total Expenses	$2,328,714	$3,168,771

Foreign currency transaction losses (gains)	$87,783	$(190,275)

During the 2018 Period, we incurred total expenses of $2,328,714 versus total expenses of $3,168,771 for the 2017 Period. The primary reason for the decrease of approximately $840,000 from the 2017 Period was due to a decrease in expenses from our equipment investment through SPV.

For the 2018 Period we generated foreign currency transaction losses of $87,783 which were incurred as follows: (i) approximately $87,750 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 3% during the 2018 Period. For the 2017 Period we generated foreign currency transaction gains of $190,275, which were incurred as follows: (i) approximately $190,000 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 5.4% during the 2017 Period. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income (Loss)

As a result of the factors discussed above we generated net income for the 2018 Period of $633,118 compared to net loss for the 2017 Period of $452,074.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$(399,190)	$219,952
Investing activities	$1,711,635	$1,828,624
Financing activities	$(1,521,911)	$(2,590,088)

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

Operating Activities

During 2018, we had cash outflows from operating activities of $399,190. This was principally due net income of approximately $633,000, an increase in accrued interest on notes and loans payable of approximately $343,000, and a non-cash increase of approximately $270,000 from depreciation and amortization and unrealized foreign currency transaction losses. These were offset by a non-cash increase of approximately $130,000 from accrued interest income, an increase in other assets of approximately $576,000, a decrease in accounts payable of approximately $223,000 and a gain on sale of assets of approximately $549,000. We anticipate that we will normally generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash provided by investing activities for the 2018 Period was $1,711,635. We received proceeds of approximately $1,184,000 for repayment in full from residual value investments of equipment on lease and approximately $922,000 in cash received for repayment of collateralized loan receivable, offset by approximately $569,000 of cash paid for a collateralized loan receivable. We received approximately $174,000 from our equipment investment through SPV. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Cash provided by investing activities for the 2017 Period was $1,828,624. We paid approximately $505,000 for a collateralized loan receivable. We received proceeds of approximately $2,178,000 for repayment in full of a equipment note receivable. We received approximately $155,800 from our equipment investment through SPV.

Financings and Borrowings

Cash used in financing activities was $1,521,911 for the 2018 Period and is due to cash outflows for distributions to our Limited Partners.

Cash used in financing activities was $2,590,088 for the 2017 Period. During the 2017 Period, we collected approximately $2,100 from a note receivable with our Investment Manager. Offsetting this increase was cash outflows of approximately $2,560,000 for distributions to our Limited Partners and we paid approximately $33,000 of principal payments on the loans payable.

Distributions

During the six months ended June 30, 2018, we made cash distributions to our Limited Partners totaling $1,521,911. We did not make a cash distribution to the General Partner during the six months ended June 30, 2018; and accrued $15,219 for distributions due to the General Partner which resulted in a distributions payable to General Partner of $179,193 at June 30, 2018.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2018

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

