Form 10-K
period 2018-12-31
SQN Alternative Investment Fund III, L.P.
filed 2019-03-29
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Number of outstanding units of limited partnership interests of the registrant on March 29, 2019 was 27,721.10.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Alternative Investment Fund III L.P. and Subsidiaries

Annual Report on Form 10-K for Year Ended December 31, 2018

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

Our Offering Period commenced on May 2, 2011, the first business day after April 30, 2011, we admitted 19 Limited Partners with total capital contributions of $1,200,500. From May 3, 2011 through December 31, 2011, we admitted an additional 118 Limited Partners with total capital contributions of $7,250,400. For the year ended December 31, 2012, we admitted an additional 188 Limited Partners with total capital contributions of $13,904,200. From January 1, 2013 through March 15, 2013, the date the Offering Period concluded, we admitted an additional 50 Limited Partners, including our Investment Manager who invested $100,000 on March 15, 2013, and received additional capital contributions totaling $5,506,000. Due to our not achieving certain equity raising milestones during the Offering Period, our General Partner and/or our Investment Manager are required to reimburse us for organizational and offering expenses of $441,897 previously paid. At March 15, 2013, organizational and offering expenses were limited to $557,222 or 2% of total equity raised. At December 31, 2018, the note receivable from the Investment Manager to the Partnership was fully paid.

SQN Securities, LLC (“Securities”), a Delaware limited liability company was the sole selling agent of the Partnership’s units. Securities is a broker-dealer registered with the SEC and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Security Investor Protection Corporation. We paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the General Partner or any affiliated entities also sponsored by the Partnership’s Investment Manager. For the years ended December 31, 2018 and 2017, we did not make any payments to Securities for distribution expenses. For the years ended December 31, 2018 and 2017, our Investment Manager did not make payments for organizational and offering expenses on our behalf.

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

At December 31, 2018, we had total assets of $16,247,709. Of this amount, $6,630,566 was for various investments: (i) $1,699,648 related to investments in equipment subject to operating leases, (ii) $568,650 was associated with collateralized loan receivable and accrued interest, and (iii) $3,673,565 related to equipment investment through SPV. In addition to the above leases, we also have an investment in a participation interest of $8,421,915, other assets of $1,275,746 and $21,384 related to initial direct costs. For the year ended December 31, 2018, one of our lessees accounted for approximately 93% of the total rental income derived from operating leases. For the year ended December 31, 2018, we had a net income of $168,565.

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

At December 31, 2018 and 2017, the Partnership’s investment portfolio consisted of the following transactions:

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

Equipment Investment through SPV

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of December 31, 2018, the Partnership has an aggregate investment balance of $3,673,565.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the year ended December 31, 2018, Boxship Holding recorded income of approximately $3,226,000 primarily from charter rental fees less total expenses of $3,228,000, consisting of ship operating expenses of approximately $1,700,000, ship management fees and charter commissions fees of approximately $437,000, general and administrative expenses of approximately $655,000, depreciation expense of approximately $308,000 and interest expense of approximately $128,000 resulting in a net loss of approximately $2,000. For the year ended December 31, 2017, Boxship Holding recorded income of approximately $2,987,000 primarily from charter rental fees less total expenses of $6,383,000, consisting of ship operating expenses, of approximately $1,764,000, ship management fees and charter commissions fees of approximately $378,000, general and administrative expenses, of approximately $3,867,000, depreciation expense of approximately $308,000 and interest expense of approximately $66,000 resulting in a net loss of approximately $3,396,000.

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

Financial Information Regarding Geographic Areas

The Partnership has long-lived assets, which include finance leases, operating leases, residual value investments and project financings, and the Partnership generates revenues in geographic areas outside of the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 14 Geographic Information in the consolidated financial statements included in this Annual Report on Form 10-K.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 29, 2019
General Partner	1
Limited Partners	375

The Partnership pays, at the sole discretion of the Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution, beginning six months after our initial closing, which occurred on May 2, 2011 through the Partnership’s Operating Period, which concluded on June 29, 2014. The Liquidation Period started on June 29, 2014 and is expected to last approximately four years. For the years ended December 31, 2018 and 2017, the Partnership paid cash distributions to our Limited Partners totaling $1,798,622 and $2,559,577, respectively. As of December 31, 2018, the Partnership accrued $179,193 for distributions payable to our General Partner.

The Partnership is required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to the Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, the Partnership’s Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2018. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, the Partnership may subsequently revise this valuation.

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

	Years Ended December 31,
	2018	2017
Total revenue	$5,475,343	$4,927,537
Net income (loss)	$168,565	$(4,215,336)
Net income (loss) allocable to Limited Partners	$166,879	$(4,173,183)
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10
Net income (loss) per weighted average number of limited partnership interests outstanding	$6.02	$(150.54)
Distributions paid to Limited Partners	$1,798,622	$2,075,333
Distributions per weighted average number of limited partnership interests outstanding	$64.88	$74.86

	December 31,
	2018	2017
Total assets	$16,247,709	$17,885,635
Partners’ Equity	$5,492,789	$7,138,065

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

Current Business Environment and Outlook

We believe that 2019 will continue to present attractive opportunities for equipment lease and asset finance investments. The Federal Reserve Board increased its benchmark interest rate several times in 2018, and is expected to further increase rates in 2019 making our financing more cost competitive with banks. While we expect interest rates to increase further during 2019, increases in interest rates generally result in increased returns on asset based investments. As lending institutions, such as banks, raise the interest rates they charge borrowers, the financing provided by us will become more cost competitive, and our market for potential investments will broaden. Although increase in interest rates will increase the cost of leverage, we do not expect a significant net effect on our gross margins because we do not plan on utilizing significant leverage in our portfolio. Our single investor leases and loans should benefit from any increase in interest rates over the long term. The competitive environment is firming up with a few large participants exiting the market, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we believe there is more opportunity than there has been in years to acquire seasoned portfolios of equipment leases and loans. We also believe that there may be opportunity for consolidation in the next year or two. Overall we think that businesses have a positive outlook for growth in 2019 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2019 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth in 2019 is poised to experience moderately strong growth of 2.3% while equipment and software investment should expand by about 4.1%. We believe that the U.S. economy appears to be back on solid footing and that credit market conditions are healthy and are not expected to inhibit business investment or the equipment finance industry. We also believe that U.S. manufacturing activity will increase over the near term with support from the current administration, that materials handling equipment investment growth and medical equipment investment growth will remain stable and that all other industrial equipment investment growth will likely rebound. We anticipate that railroad, aircraft and ship equipment investment growth will continue to strengthen, that trucks investment growth is poised to accelerate and that computers investment growth is likely to improve. While we do not anticipate making significant investment in these asset classes, we believe that the anticipated increases in investment growth in these classes will tie up a substantial amount of capital of other asset finance companies.

Equipment and software investment increased at a robust rate in the first half of 2018, driven by more preferable tax treatment and a general upswing in the U.S. economy. However, growth slowed in the third and fourth quarter of 2018. The economy remains generally healthy, and business conditions in the equipment finance industry remain favorable, and investment in the majority of equipment verticals should post moderate growth for at least the first half of 2019.We believe that the rebound in the energy sector is a key contributing factor towards the rebound in equipment investment, and that the rebound in the energy sector will benefit several equipment verticals. After a breakout year in 2018 during which equipment and software investment posted its fastest growth since 2012, the economy is on good footing heading into 2019. Business and consumer confidence remain elevated and the labor market is strong. We also believe that most other verticals are exhibiting positive signs and appear primed to improve during 2019.

Recent Significant Transactions

Loan Note

On June 13, 2017, the Partnership funded $504,596 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the periods ended December 31, 2018 and 2017, the loans earned interest income of $24,669 and $28,173, respectively. In June 2018, the Partnership sold this loan facility to SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager, in the form of a senior participation interest for total cash proceeds of $557,438 ($504,596 of principal and $52,842 of accrued interest).

Loan Note Instrument

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant. For the years ended December 31, 2018 and 2017, the loans earned interest income of $105,367 and $50,715, respectively. On February 28, 2018, the Loan Note Instrument was cancelled and replaced with a Loan Note Instrument of €364,606, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019. In June 2018, the Partnership received cash of €372,992 ($427,038 applying exchange rate of 1.1449 at June 6, 2018) (€364,606 of principal and €8,386 of interest) as payment in full of this Loan Note Instrument.

Loan Note

On June 29, 2018, the Partnership, acquired a promissory note issued by a third party with a principal amount equal to $568,650. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. For the period ended December 31, 2018, the promissory note earned interest income of $32,032.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU No 2016-15 and has determined there was no significant impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations for the Year Ended December 31, 2018 (“2018”) as compared to the Year Ended December 31, 2017 (“2017”)

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

Revenue for 2018 and 2017 is summarized as follows:

	For the Year Ended December 31,
	2018	2017
Revenue:
Rental income	$636,756	$618,502
Gain on sale of assets	549,299	252,368
Investment income	901,442	901,442
Interest income	162,067	168,581
Income from equipment investment through SPV	3,225,779	2,986,644
Total Revenue	$5,475,343	$4,927,537

For the year ended December 31, 2018, we earned total revenue of $5,475,343, which is an increase of approximately $548,000 from 2017. The increase in total revenue was due to an increase of approximately $239,000 from income from equipment investment through SPV and an increase of approximately $297,000 from gain on sale of assets. The increase in total revenue is primarily due to income from equipment investment through SPV and gain on sale of assets.

Expenses for 2018 and 2017 are summarized as follows:

	Year Ended December 31,
	2018	2017

Provision for lease, note, and loan losses	$230,000	$1,494,627

Expenses:
Management fees - Investment Manager	$420,000	$449,527
Depreciation and amortization	364,503	405,264
Professional fees	228,530	179,209
Administration expense	24,895	25,288
Other expenses	12,504	26,582
Interest expense	691,620	693,383
Expenses from equipment investment through SPV	3,228,426	6,383,805
Total Expenses	$4,970,478	$8,163,058

Foreign currency transaction losses (gains)	$107,115	$(175,096)

During the year ended December 31, 2018, we incurred total expenses of $4,970,478 versus total expenses of $8,163,058 for the year ended December 31, 2017. The primary reason for the decrease of approximately $3,193,000 from 2017 was primarily due to a decrease in expenses from equipment investment through SPV of $3,155,000.

We have paid our Investment Manager a management fee equal to or the greater of; (i) a fixed monthly management fee of $60,000 or (ii) 1.975% per annum of the aggregate offering proceeds. If, at the end of the Offering Period, we raised total offering proceeds of less than $36,000,000, the management fee would be reduced to such an amount that over our entire life the total average management fee will not be greater than 2% per year of the aggregate offering proceeds. We did not reach this equity threshold. In accordance with the terms of the Offering Agreement, beginning in April 2013, the monthly management fee was reduced from $60,000 per month to $47,226 per month through March 2017. In April 2017, the management fee was reduced to $35,000 per month. The reduced management fee calculation was based upon our Investment Managers expectation that we will conclude our business operations during December 2019. The Investment Manager will continue to monitor our operations, which may change the monthly management fee amount.

For the year ended December 31, 2018, we generated foreign currency transaction loss of $107,115, which were incurred as follows: (i) approximately $28,000 loss was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) approximately $79,000 loss was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 5.9% during the year ended December 31, 2018. For the year ended December 31, 2017, we generated foreign currency transaction gains of $175,096, which were incurred as follows: (i) approximately $175,000 loss was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) approximately $36 gain was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 9.7% during the year ended December 31, 2017.

Net income (loss)

As a result of the factors discussed above we incurred net income of $168,565 for the year ended December 31, 2018, compared to a net loss of $4,215,336 for the year ended December 31, 2017.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31,
	2018	2017
Cash provided by (used in):
Operating activities	$91,069	$281,787
Investing activities	$1,847,675	$1,979,633
Financing activities	$(1,777,622)	$(2,626,143)

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

Operating Activities

During 2018, we generated cash inflows from operating activities of $91,069. This was due to (i) net income of approximately $168,000, (ii) a non-cash increase from depreciation and amortization of approximately $365,000 (iii) a non-cash increase from unrealized foreign currency transaction loss of approximately $107,000, (iv) accrued interest income and accrued interest on notes and loans payable of approximately $786,000. These were offset by a decrease from gain on sale of assets of approximately $550,000, a decrease in accrued interest income of approximately $162,000, and a decrease in accounts receivable and other assets of approximately $154,000. We anticipate that we will normally generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash provided by investing activities for 2018 was $1,847,675. We received proceeds of approximately $1,184,000 from residual value investments of equipment on lease, approximately $922,000 from repayment of collateralized loans receivable, and approximately $311,000 from our equipment investment through SPV. Offsetting these increases was cash paid of approximately $569,000 for collateralized loans receivable. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Cash provided by investing activities for 2017 was $1,979,633. We paid approximately $505,000 for a collateralized loan receivable. We received proceeds of approximately $2,178,000 for repayment in full of a equipment note receivable. We received approximately $307,000 from our equipment investment through SPV.

Financing Activities

Cash used in financing activities was $1,777,622 for 2018. During the 2018 Period, we paid approximately $1,799,000 for distributions to our Limited Partners, which was slightly offset by repayment of note from Investment Manager of $21,000.

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

Distributions

We make, at the sole discretion of our Investment Manager and contingent upon the availability of funds, semi-annual cash distributions to each Limited Partner computed at 3% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution which began six months after the our initial closing which occurred on May 2, 2011. We made distributions to our Limited Partner’s through the Operating Period. During the years ended December 31, 2018 and 2017, we made cash distributions to our Limited Partners totaling approximately $1,799,000 and $2,560,000, respectively. We did not make a cash distribution to the General Partner during the years ended December 31, 2018 and 2017; however, we accrued approximately $179,000 for distributions payable to the General Partner at December 31, 2018.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of SQN Alternative Investment Fund III L.P. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SQN Alternative Investment Fund III L.P. and Subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years then ended, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 29, 2019

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets

Cash and cash equivalents	$527,699	$366,577
Accounts receivable	44,047	-
Investments in equipment subject to operating leases, net	1,699,648	2,053,458
Residual value investments in equipment on lease	-	634,702
Collateralized loans receivable, including accrued interest of $0 and $100,425	568,650	882,914
Due from Investment Manager	15,055	36,055
Initial direct costs, net of accumulated amortization of $447,784 and $437,091	21,384	32,077
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	3,673,565	3,983,855
Other assets	1,275,746	1,474,082
Total Assets	$16,247,709	$17,885,635

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $1,040,272 and $348,652	$7,385,405	$6,693,785
Accounts payable and accrued expenses	2,748,683	3,461,856
Distributions payable to General Partner	179,193	163,974
Rental income received in advance	230,891	168,950
Deferred gain from investment	94,884	142,326
Security deposits payable	29,700	29,700
Total Liabilities	10,668,756	10,660,591

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	5,697,848	7,329,591
General Partner	(205,059)	(191,526)
Total Partners’ Equity attributable to the Partnership	5,492,789	7,138,065

Non-controlling interest in consolidated entities	86,164	86,979

Total Equity	5,578,953	7,225,044
Total Liabilities and Partners’ Equity	$16,247,709	$17,885,635

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

Revenue:
Rental income	$636,756	$618,502
Gain on sale of assets	549,299	252,368
Investment income from participation interest and equity method investments	901,442	901,442
Interest income	162,067	168,581
Income from equipment investment through SPV	3,225,779	2,986,644
Total Revenue	5,475,343	4,927,537
Provision for lease, note, and loan losses	230,000	1,494,627
Revenue less provision for lease, note, and loan losses	5,245,343	3,432,910

Expenses:
Management fees - Investment Manager	420,000	449,527
Depreciation and amortization	364,503	405,264
Professional fees	228,530	179,209
Administration expense	24,895	25,288
Other expenses	12,504	26,582
Interest expense	691,620	693,383
Expenses from equipment investment through SPV (including depreciation expense of approximately $308,000 and $308,000 for the years ended December 31, 2018 and 2017, respectively)	3,228,426	6,383,805
Total Expenses	4,970,478	8,163,058
Foreign currency transaction losses (gains)	107,115	(175,096)
Net income (loss)	$167,750	$(4,555,052)

Net loss attributable to non-controlling interest in consolidated entities	(815)	(339,716)
Net income (loss) attributable to the Partnership	168,565	(4,215,336)

Net income (loss) allocable to:
Limited Partners	$166,879	$(4,173,183)
General Partner	1,686	(42,153)
Net income (loss)	$168,565	$(4,215,336)

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$6.02	$(150.54)

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statement of Changes in Partners’ Equity

Years Ended December 31, 2018 and 2017

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners	Non-controlling Interest

Balance, January 1, 2017	27,721.10	$13,876,182	$(128,620)	$13,578,107	$426,695

Distributions to Partners	-	(2,096,086)	(20,753)	(2,075,333)	-
Net loss	-	(4,555,052)	(42,153)	(4,173,183)	(339,716)
Balance, December 31, 2017	27,721.10	7,225,044	(191,526)	7,329,591	86,979

Distributions to Partners	-	(1,813,841)	(15,219)	(1,798,622)	-
Net income	-	167,750	1,686	166,879	(815)
Balance, December 31, 2018	27,721.10	$5,578,953	$(205,059)	$5,697,848	$86,164

The accompanying notes are an integral part of these consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$167,750	$(4,555,052)
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest income	(162,067)	(168,581)
Provision for lease, note, and loan losses	230,000	1,494,627
Gain on sale of assets	(549,299)	(252,368)
Depreciation and amortization	364,503	405,264
Foreign currency transaction losses (gains)	107,115	(175,059)
Change in operating assets and liabilities:
Accounts receivable	(122,689)	(6,950)
Accrued interest income received	94,474	537,002
Other assets	(31,664)	(199,072)
Accounts payable and accrued expenses	(713,173)	3,025,966
Deferred revenue	(47,442)	(47,441)
Accrued interest on notes and loans payable	691,620	213,105
Rental income received in advance	61,941	10,346
Net cash provided by operating activities	91,069	281,787

Cash flows from investing activities:
Proceeds from residual value investments of equipment on lease	1,184,001	-
Cash paid for collateralized loan receivable	(568,650)	(504,596)
Cash received for repayment of collateralized loan receivable	922,034	-
Cash received for repayment of equipment notes receivable	-	2,177,420
Equipment investment through SPV	310,290	306,809
Net cash provided by investing activities	1,847,675	1,979,633

Cash flows from financing activities:
Principal payments of loan payable	-	(32,622)
Cash paid for distributions to Limited Partners	(1,798,622)	(2,559,577)
Repayment of note from Investment Manager	21,000	2,111
Due from Investment Manager	-	(36,055)
Net cash used in financing activities	(1,777,622)	(2,626,143)

Net increase (decrease) in cash and cash equivalents	161,122	(364,723)
Cash and cash equivalents, beginning of year	366,577	731,300
Cash and cash equivalents, end of year	$527,699	$366,577

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

Years Ended December 31, 2018 and 2017

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

The Partnership was declared effective by the Securities and Exchange Commission (“SEC”) on March 17, 2011, which was the commencement date of the Offering Period. The Offering Period concluded on March 15, 2013. During the Offering Period, the Partnership admitted 375 Limited Partners, raised $27,861,100 in capital contributions, issued 27,861.10 Units at $1,000 per Unit and paid organizational and offering expenses totaling $999,119. During the Offering Period the Partnership paid $557,222 in distribution expenses to SQN Securities LLC, (“Securities”). Securities was the sole selling agent for the Partnership’s Units. A Limited Partner may not redeem their Units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements of SQN Alternative Investment Fund III, L.P. and Subsidiaries at December 31, 2018 and 2017 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2018, an allowance for doubtful lease, note and loan accounts was recorded for loans which are deemed to be non-performing, there is a provision for lease, note and loan losses of $230,000. At December 31, 2017, an allowance for doubtful lease, note and loan accounts was recorded for loans which are deemed to be non-performing, there is a provision for lease, note and loan losses of $1,494,627.

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

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions and does not expect any material adjustments to be made. The tax years 2018, 2017 and 2016 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU No 2016-15 and has determined there was no significant impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its consolidated financial statements.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At December 31, 2018 and 2017, the Partnership has no remaining balance on the note receivable from its Investment Manager. At December 31, 2018 and 2017, the Partnership paid the Investment Manager $420,000 and $449,527 respectively, which is included in Management fees – Investment Manager in the consolidated statements of operations.

The Partnership paid Securities a distribution expense equal to 2% of the aggregate offering proceeds, excluding proceeds from the Partnership’s General Partner or any affiliated entities. The distribution expense was paid to Securities for, among other costs, due diligence costs incurred in connection with the offering and sale of Units. There was no distribution expense paid to Securities for the years ended December 31, 2018 and 2017.

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

As of December 31, 2018 and 2017, the total investment in Bravo was ($66,477) and $503,026 respectively.

As a result of the equity purchase noted above, on June 19, 2013, the Partnership acquired the primary economic risks and rewards in Bravo and accordingly, the Partnership consolidates Bravo into its consolidated financial statements and results of operations.

5.	Investment in Equipment Subject to Operating Leases

At December 31, 2018 and 2017, investments in equipment subject to operating leases consisted of the following:

	2018	2017

Aircraft rotables	$339,700	$339,700
Computer equipment	-	-
Modular accommodations	2,928,049	2,928,049
	3,267,749	3,267,749
Accumulated depreciation	(1,568,101)	(1,214,291)

	$1,699,648	$2,053,458

Depreciation expense was $353,809 and $394,573 for the years ended December 31, 2018 and 2017, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $592,000 and $573,000 of rental income for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. The lease generated approximately $45,100 in rental income for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there were no significant changes to these leases.

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

At December 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Year Ending December 31,	U.S. Dollars	British Pounds (1)	Total

2019	$45,072	$190,310	$235,382
2020	7,512	—	7,512

	$52,584	$190,310	$242,894

(1)	Converted to U.S. Dollars at December 31, 2018 exchange rate of 1.2734.

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

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of December 31, 2018, the Partnership has an aggregate investment balance of $3,673,565.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the year ended December 31, 2018, Boxship Holding recorded income of approximately $3,226,000 primarily from charter rental fees less total expenses of $3,228,000, consisting of ship operating expenses of approximately $1,700,000, ship management fees and charter commissions fees of approximately $437,000, general and administrative expenses of approximately $655,000, depreciation expense of approximately $308,000 and interest expense of approximately $128,000 resulting in a net loss of approximately $2,000. For the year ended December 31, 2017, Boxship Holding recorded income of approximately $2,987,000 primarily from charter rental fees less total expenses of $6,383,000, consisting of ship operating expenses, of approximately $1,764,000, ship management fees and charter commissions fees of approximately $378,000, general and administrative expenses, of approximately $3,867,000, depreciation expense, of approximately $308,000 and interest expense of approximately $66,000 resulting in a net loss of approximately $3,396,000.

9.	Collateralized Loan Receivable

On June 13, 2017, the Partnership funded $504,596 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the periods ended December 31, 2018 and 2017, the loans earned interest income of $24,669 and $28,173, respectively. In June 2018, the Partnership sold this loan facility to SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager, in the form of a senior participation interest for total cash proceeds of $557,438 ($504,596 of principal and $52,842 of accrued interest).

On July 29, 2016, the Partnership funded $277,893, after applicable exchange rates, under a Loan Note Instrument to provide financing to a borrower which acquired shares of a special purpose entity that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant. For the years ended December 31, 2018 and 2017, the loans earned interest income of $105,367 and $50,715, respectively. On February 28, 2018, the Loan Note Instrument was cancelled and replaced with a Loan Note Instrument of €364,606, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019. In June 2018, the Partnership received cash of €372,992 ($427,038 applying exchange rate of 1.1449 at June 6, 2018) (€364,606 of principal and €8,386 of interest) as payment in full of this Loan Note Instrument.

On June 29, 2018, the Partnership, acquired a promissory note issued by a third party with a principal amount equal to $568,650. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. For the year ended December 31, 2018, the promissory note earned interest income of $32,032.

10.	Other Assets

Other assets primarily include $1,088,000 related to the Partnership’s investment in participation interest and $189,000 related to the Partnership’s Equipment Investment through SPV.

11.	Non-recourse Loans Payable

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at December 31, 2018 and 2017 was $6,345,133 and $6,345,133, respectively.

12.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Collateralized loan receivable	$568,650	$568,650	$782,489	$782,489

Liabilities:
Loans payable	$6,345,133	$6,345,133	$6,345,133	$6,345,133

13.	Business Concentrations

For the year ended December 31, 2018 and 2017, the Partnership had one lessee which accounted for approximately 93% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2018, the Partnership had three loans which accounted for approximately 65%, 20% and 15% the Partnership’s interest income. For the year ended December 31, 2017, the Partnership had three loans which accounted for approximately 53%, 30% and 17% the Partnership’s interest income. At December 31, 2018 and 2017, the Partnership did not have any investment in finance leases.

At December 31, 2018, the Partnership had two lessee which accounted for approximately 90% and 10% of the Partnership’s investment in operating leases. At December 31, 2017, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At December 31, 2018, the Partnership did not have any investment in residual value leases. At December 31, 2017, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At December 31, 2018 and 2017, the Partnership did not have any investment in equipment notes receivable. At December 31, 2018, the Partnership’s collateralized loans receivable was from one debtor. At December 31, 2017, the Partnership’s collateralized loans receivable was from two debtors.

As of December 31, 2018 and 2017, the outstanding loans payable, including accrued interest, of $7,385,405 and $6,693,785 respectively, were from one lender.

14.	Geographic Information

Geographic information for revenue for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31, 2018
	United States	Europe	Australia	Mexico	Total
Revenue:
Rental income	$-	$591,607	$45,149	$-	$636,756
Gain on sale of assets	$-	$549,299	$-	$-	$549,299
Investment income from participation interest	$-	$901,442	$-	$-	$901,442
Interest income	$32,029	$105,369	$-	$24,669	$162,067
Income from equipment investment through SPV	$-	$3,225,779	$-	$-	$3,225,779

	Year Ended December 31, 2017
	United States	Europe	Australia	Mexico	Total
Revenue:
Rental income	$-	$573,434	$45,068	$-	$618,502
Gain on sale of assets	$-	$252,368	$-	$-	$252,368
Investment income from participation interest	$-	$901,442	$-	$-	$901,442
Interest income	$-	$140,408	$-	$28,173	$168,581
Income from equipment investment through SPV	$-	$2,986,644	$-	$-	$2,986,644

Geographic information for long-lived assets at December 31, 2018 and 2017 was as follows:

	December 31, 2018
	United States	Europe	Australia	Mexico	Total
Long-lived assets:
Investments in equipment subject to operating leases, net	$-	$1,512,813	$186,835	$-	$1,699,648
Equipment investment through SPV	$-	$3,673,565	$-	$-	$3,673,565
Collateralized loans receivable, including accrued interest	$568,650	$-	$-	$-	$568,650

	December 31, 2017
	United States	Europe	Australia	Mexico	Total
Long-lived assets:
Investments in equipment subject to operating leases, net	$-	$1,866,623	$186,835	$-	$2,053,458
Residual value investment equipment on lease	$-	$634,702	$-	$-	$634,702
Equipment investment through SPV	$-	$3,983,855	$-	$-	$3,983,855
Collateralized loans receivable, including accrued interest	$-	$350,145	$-	$532,769	$882,914

15.	Indemnifications

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

16.	Income Tax Reconciliation (unaudited)

At December 31, 2018 and 2017, total Partners’ equity included in the consolidated financial statements was $5,492,789 and $7,138,065, respectively. At December 31, 2018 and 2017, total Partners’ equity for federal income tax purposes was $14,638,171 and $15,644,405. The primary differences are (i) income that is deferred to future period for financial reporting purposes but not for federal income tax reporting purposes, (ii) treatment of lease classifications and asset sales for financial reporting purposes compared to federal income tax reporting purposes, (iii) the treatment of foreign income, and (iv) the differences in depreciation and amortization and foreign currency translation (gain) loss for financial reporting purposes and federal income tax purposes.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2018, there were no expected liabilities to be incurred under the BBA.

The following table reconciles the net income for financial statement reporting purposes to the net income (loss) for federal income tax purposes for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Net income (loss) per financial statements	$168,565	$(4,215,333)
Partial adjustment of finance lease disallowed for tax	338,078	1,379,200
Adjustment of equipment note receivable disallowed for tax	—	—
Depreciation and amortization	19,918	332,828
Accelerated depreciation on asset sales	—	—
Interest income adjustment disallowed for tax	—	—
Guaranteed payments	420,000	449,527
Gain (loss) on asset sales - 4797	—	71,052
Other	(47,442)	(37,096)
Foreign currency translation loss (gain) – unrealized	107,115	(175,096)
Net (loss) income for federal income tax purposes	$1,006,234	$(2,194,918)

17.	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2018

Total revenue	$1,201,415	$1,848,200	$1,189,789	$1,235,939	$5,475,343
Net income (loss) allocable to Limited Partners	$46,095	$568,997	$63,268	$(511,481)	$166,879
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10	27,721.10
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership	$1.66	$20.53	$2.28	$(18.45)	$6.02

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2017

Total revenue	$1,147,622	$1,378,800	$1,148,697	$1,252,418	$4,927,537
Net income (loss) allocable to Limited Partners	$128,842	$(484,593)	$(2,450,108)	$(1,367,324)	$(4,173,183)
Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10	27,721.10
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership	$4.65	$(17.48)	$(88.38)	$(49.32)	$(150.54)

18.	Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures. There were no other changes in our internal control over financial reporting during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Jeremiah J. Silkowski	44	President and Chief Executive Officer

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

Name	Age	Position
Jeremiah J. Silkowski	44	President and Chief Executive Officer
Jim Modak	61	Chief Financial Officer

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2018
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$420,000

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	—

			$420,000

Entity	Capacity	Description	Year Ended December 31, 2017
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$449,527

SQN Securities, LLC	Dealer—Manager	Distribution expense (2)	—

			$449,527

(1) Amount charged directly to operations.

(2) Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not pay our General Partner any distributions during 2018 or 2017; however, we did accrue approximately $179,000 and $164,000 for distributions due to the General Partner at December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, the General Partner’s 1% interest in our net income was $1,686. For the year ended December 31, 2017, the General Partner’s 1% interest in our net loss was $42,153.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a.	We do not have any securities authorized for issuance under any equity compensation plan.

b.	We have one Limited Partner who owns 8.12% of our Units at December 31, 2018.

c.	As of March 29, 2019, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2018 and 2017, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non–audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
Description of fees	2018	2017
Audit fees (1)	$104,800	$121,000

Tax compliance fees	50,200	50,000

	$155,000	$171,000

(1) Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

a)	The Following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm

ii)	Consolidated Balance Sheets at December 31, 2018 and 2017

iii)	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2018 and 2017

v)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017

b)	Listing of Exhibits:

31.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of Jeremiah Silkowski, President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certification of Jeremiah Silkowski, President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following financial statements from SQN Alternative Investment Fund III L.P.’s annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

March 29, 2019

/s/ JEREMIAH SILKOWSKI
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

