Form 10-K/A
period 2017-12-31
SQN Alternative Investment Fund III, L.P.
filed 2019-04-15
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ____________ TO ____________.

COMMISSION FILE NUMBER: 333-184550

SQN Alternative Investment Fund III L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-4740732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

100 Wall Street, 28th Floor New York, NY	10006
(Address of principal executive offices)	(Zip code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Alternative Investment Fund III L.P.

Annual Report on Form 10-K/A for Year Ended December 31, 2017

2

EXPLANATORY NOTE

SQN Alternative Investment Fund III L.P (the “Partnership”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”) only to file Exhibits 31.2 and 32.2 in response to a comment the Partnership received from the Securities and Exchange Commission.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

This Amendment No. 1 to the Form 10-K does not reflect events occurring after the filing of the Form 10-K. No other modifications or changes have been made to the Form 10-K as originally filed or the Exhibits filed therewith.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

	b)	Listing of Exhibits:

31.2. Certification of Jeremiah Silkowski, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3. Certification of Jeremiah Silkowski, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.2. Certification of Jeremiah Silkowski, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3. Certification of Jeremiah Silkowski, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

3

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

101 The following financial statements from SQN Alternative Investment Fund III L.P.’s annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF III GP, LLC

General Partner of the Registrant

April 15, 2019

/s/ jeremiah silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

5