Form 10-Q/A
period 2018-03-31
SQN Alternative Investment Fund III, L.P.
filed 2019-04-15
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] Emerging growth company [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At May 15, 2018, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P.

2

EXPLANATORY NOTE

SQN Alternative Investment Fund III, L.P. (the “Partnership”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2018 (the “Form 10-Q”) only to file Exhibits 31.2 and 32.2 in response to a comment the Partnership received from the Securities and Exchange Commission.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

This Amendment No. 1 to the Form 10-Q does not reflect events occurring after the filing of the Form 10-Q. No other modifications or changes have been made to the Form 10-Q as originally filed or the Exhibits filed therewith.

PART II - OTHER INFORMATION

Item 6. Exhibits

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

PART II - OTHER INFORMATION

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

File No. 333-184550

SQN AIF III GP, LLC

General Partner of the Registrant

April 15, 2019

/s/ jeremiah silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

5