Form 10-Q/A
period 2018-06-30
SQN Alternative Investment Fund III, L.P.
filed 2019-04-15
CIK 1489367

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

2

EXPLANATORY NOTE

SQN Alternative Investment Fund III, L.P. (the “Partnership”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2018 (the “Form 10-Q”) only to file Exhibits 31.2 and 32.2 in response to a comment the Partnership received from the Securities and Exchange Commission.

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