Form 10-Q
period 2019-03-31
SQN Alternative Investment Fund III, L.P.
filed 2019-05-15
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Yes [  ] No [X]

At May 15, 2019, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$349,183	$527,699
Accounts receivable	22,523	44,047
Investments in finance leases, net	160,316	-
Investments in equipment subject to operating leases, net	1,424,361	1,699,648
Collateralized loans receivable, including accrued interest of $0 and $0	568,650	568,650
Due from Investment Manager	6,055	15,055
Initial direct costs, net of accumulated amortization of $450,457 and $447,784	18,711	21,384
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	3,594,702	3,673,565
Other assets	1,542,538	1,275,746
Total Assets	$16,108,954	$16,247,709

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $1,210,808 and $1,040,272	$7,555,941	$7,385,405
Accounts payable and accrued expenses	2,401,337	2,748,683
Distributions payable to General Partner	179,193	179,193
Rental income received in advance	156,513	230,891
Deferred gain from investment	83,023	94,884
Security deposits payable	-	29,700
Total Liabilities	10,376,007	10,668,756

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	5,832,483	5,697,848
General Partner	(203,699)	(205,059)
Total Partners’ Equity attributable to the Partnership	5,628,784	5,492,789

Non-controlling interest in consolidated entities	104,163	86,164

Total Equity	5,732,947	5,578,953
Total Liabilities and Partners’ Equity	$16,108,954	$16,247,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue:
Rental income	$152,385	$166,184
Finance income	3,181	-
Investment income from participation interest and equity method investments	225,360	225,360
Interest income	15,564	24,280
Income from equipment investment through SPV	885,686	785,591
Total Revenue	1,282,176	1,201,415

Expenses:
Management fees - Investment Manager	105,000	105,000
Depreciation and amortization	91,125	101,315
Professional fees	47,365	48,715
Administration expense	5,058	4,508
Other expenses	2,889	4,408
Interest expense	170,536	170,536
Expenses from equipment investment through SPV (including depreciation expense of approximately $77,000 and $77,000 for the three months ended March 31, 2019 and 2018, respectively)	705,695	686,050
Total Expenses	1,127,668	1,120,532
Foreign currency transaction losses	514	24,368
Net income	$153,994	$56,515

Net income attributable to non-controlling interest in consolidated entities	17,999	9,954
Net income attributable to the Partnership	135,995	46,561

Net income allocable to:
Limited Partners	$134,635	$46,095
General Partner	1,360	466
Net income	$135,995	$46,561

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10

Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$4.86	$1.66

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity (Deficit)

Three Months Ended March 31, 2019

(Unaudited)

	Limited Partnership Interests	Total Partners’ Equity	General Partner	Limited Partners	Non-controlling Interest

Balance, January 1, 2019	27,721.10	$5,578,953	$(205,059)	$5,697,848	$86,164

Net income	-	153,994	1,360	134,635	17,999
Balance, March 31, 2019	27,721.10	$5,732,947	$(203,699)	$5,832,483	$104,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$153,994	$56,515
Adjustments to reconcile net income to net cash used in operating activities:
Finance income	(3,181)	-
Accrued interest income	(15,564)	(24,280)
Depreciation and amortization	91,125	101,317
Foreign currency transaction losses	514	24,368
Change in operating assets and liabilities:
Accounts receivable	21,010	(28,284)
Accrued interest income received	15,564	-
Other assets	(266,792)	(141,274)
Accounts payable and accrued expenses	(347,346)	(247,680)
Deferred revenue	(11,861)	(11,861)
Accrued interest on notes and loans payable	170,536	170,537
Rental income received in advance	(74,378)	(50,685)
Net cash used in operating activities	(266,379)	(151,327)

Cash flows from investing activities:
Equipment investment through SPV	78,863	88,525
Net cash provided by investing activities	78,863	88,525

Cash flows from financing activities:
Repayment of note from Investment Manager	9,000	-
Net cash provided by financing activities	9,000	-

Net decrease in cash and cash equivalents	(178,516)	(62,802)
Cash and cash equivalents, beginning of period	527,699	366,577
Cash and cash equivalents, end of period	$349,183	$303,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Increase in collateralized loans receivable	$-	$86,987
Reclassification of equipment subject to operating leases to investment in finance leases	$157,135	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2019 and 2018

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. at March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2018 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2018, an allowance for doubtful lease, note and loan accounts was recorded for loans which are deemed to be non-performing, there is a provision for lease, note and loan losses of $230,000. At March 31, 2019, the loans that were non-performing as of December 31, 2018 are recorded net of reserves. No additional allowance for doubtful lease, notes and loans was recorded as of March 31, 2019 since in the Investment Manager’s opinion all other accounts are deemed collectible.

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

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of March 31, 2019, there were no expected liabilities to be incurred under the BBA.

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

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 and has determined there was no significant impact on its condensed interim consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed interim consolidated financial statements.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations and management of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At March 31, 2019 and December 31, 2018, the Partnership has no remaining balance on the note receivable from its Investment Manager.

For the three months ended March 31, 2019 and 2018, the Partnership paid the Investment Manager $105,000 and $105,000, respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

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

4.	Investment in Finance Leases

At March 31, 2019 and December 31, 2018, net investment in finance leases consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Minimum rents receivable	$274,814	$—
Estimated unguaranteed residual value	—	—
Unearned income	(114,498)	—
Total	$160,316	$—

Aircraft Rotables

On February 16, 2019, the operating lease for aircraft rotables was amended and restructured as a finance lease and the Partnership reclassified the operating lease to investment in finance lease. The lease requires 1 monthly payment of $4,173 commencing in March 2019 and 35 monthly payments of $8,366 commencing in April 2019.

5.	Investment in Equipment Subject to Operating Leases

At March 31, 2019 and December 31, 2018, investments in equipment subject to operating leases consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Aircraft rotables	$—	$339,700
Modular accommodations	2,928,049	2,928,049
	2,928,049	3,267,749
Accumulated depreciation	(1,503,688)	(1,568,101)

	$1,424,361	$1,699,648

Depreciation expense was $88,452 and $98,644 for the three months ended March 31, 2019 and 2018, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $145,000 of rental income for the three months ended March 31, 2019. At March 31, 2019, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. On February 16, 2019, the operating lease for aircraft rotables was amended and restructured as a finance lease and the Partnership reclassified the operating lease to investment in finance lease. The lease generated approximately $7,511 in rental income for the three months ended March 31, 2019.

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

At March 31, 2019, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Quarter ending March 31,	U.S. Dollars	British Pounds (1)	Total
	(unaudited)	(unaudited)	(unaudited)
2020	$—	$117,753	$117,753
2021	—	—	—

	$—	$117,753	$117,753

(1)	Converted to U.S. Dollars at March 31, 2019 exchange rate of 1.3023.

6.	Investment in Participation Interest

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

7.	Equipment Investment through SPV

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of March 31, 2019, the Partnership has an aggregate investment balance of $3,594,702.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. At March 31, 2019, Boxship Holding recorded income of approximately $886,000 primarily from charter rental fees less total expenses of $706,000, consisting of ship operating expenses, of approximately $446,000, ship management fees and charter commissions fees of approximately $43,000, general and administrative expenses, of approximately $37,000, depreciation expense of approximately $77,000 and interest expense of approximately $103,000 resulting in net income of approximately $180,000.

8.	Collateralized Loan Receivable

On June 29, 2018, the Partnership, acquired a promissory note issued by a third party with a principal amount equal to $568,650. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. For the three months ended March 31, 2019, the promissory note earned interest income of $15,564.

9.	Other Assets

Other assets primarily include $1,259,000 related to the Partnership’s investment in participation interest and $129,000 related to the Partnership’s Equipment Investment through SPV.

10.	Non-recourse Loans Payable

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at March 31, 2019 and December 31, 2018 was $6,345,133.

11.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loan receivable	$568,650	$568,650	$568,650	$568,650

Liabilities:
Loans payable	$6,345,133	$6,345,133	$6,345,133	$6,345,133

As of March 31, 2019, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

12.	Business Concentrations

For the three months ended March 31, 2019, the Partnership had one lessee which accounted for 100% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2018, the Partnership did not have any income derived from finance leases. For the three months ended March 31, 2019, the Partnership had one lessee which accounted for approximately 95% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2018, the Partnership had one lessee which accounted for approximately 93% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2019, the Partnership had one loan which accounted for 100% of the Partnership’s interest income. For the three months ended March 31, 2018, the Partnership had two loans which accounted for approximately 52% and 48% the Partnership’s interest income.

At March 31, 2019, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in finance leases. At March 31, 2018, the Partnership did not have any investment in finance leases. At March 31, 2019, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in operating leases. At March 31, 2018, the Partnership had one lessee which accounted for approximately 91% of the Partnership’s investment in operating leases. At March 31, 2018, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in residual value leases. At March 31, 2019, the Partnership’s collateralized loans receivable was from one debtor. At December 31, 2018, the Partnership’s collateralized loans receivable was from one debtor.

As of March 31, 2019 and December 31, 2018, the outstanding loans payable of $7,555,941 and $7,385,405 were from one lender.

13.	Geographic Information

Geographic information for revenue for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31, 2019
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$144,874	$7,511	$—	$152,385
Finance income	$—	$—	$3,181	$—	$3,181
Investment income from participation interest	$—	$225,360	$—	$—	$225,360
Interest income	$15,564	$—	$—	$—	$15,564
Income from equipment investment through SPV	$—	$885,686	$—	$—	$885,686

	Three Months Ended March 31, 2018
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$154,917	$11,267	$—	$166,184
Investment income from participation interest	$—	$225,360	$—	$—	$225,360
Interest income	$—	$11,665	$—	$12,615	$24,280
Income from equipment investment through SPV	$—	$785,591	$—	$—	$785,591

Geographic information for long-lived assets at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Long-lived assets:
Investments in finance leases, net	$—	$—	$160,316	$—	$160,316
Investments in equipment subject to operating leases, net	$—	$1,424,361	$—	$—	$1,424,361
Equipment investment through SPV	$—	$3,594,702	$—	$—	$3,594,702
Collateralized loans receivable, including accrued interest	$568,650	$—	$—	$—	$568,650

	December 31, 2018
	United States	Europe	Australia	Mexico	Total
Long-lived assets:
Investments in equipment subject to operating leases, net	$—	$1,512,813	$186,835	$—	$1,699,648
Equipment investment through SPV	$—	$3,673,565	$—	$—	$3,673,565
Collateralized loans receivable, including accrued interest	$568,650	$—	$—	$—	$568,650

14.	Indemnifications

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

The following is a discussion of our current condensed consolidated financial position and results of operations. This discussion should be read together with our Annual Report on Form 10-K, filed on March 29, 2019. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 and has determined there was no significant impact on its condensed interim consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed interim consolidated financial statements.

Results of Operations for the three months ended March 31, 2019 (the “2019 Quarter”) compared to the three months ended March 31, 2018 (the “2018 Quarter”)

Our revenue for the 2019 Quarter compared to the 2018 Quarter is summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenue:
Rental income	$152,385	$166,184
Finance income	3,181	—
Investment income	225,360	225,360
Interest income	15,564	24,280
Income from equipment investment through SPV	885,686	785,591

Total Revenue	$1,282,176	$1,201,415

For the 2019 Quarter we earned total revenue of $1,282,176 which is an increase of approximately $81,000 from our 2018 Quarter. The increase in total revenue was due to an increase of approximately $100,000 from income from equipment investment through SPV and an increase in finance income of approximately $3,000 offset by a decrease in rental income of approximately $14,000 and a decrease in interest income of approximately $8,000.

For the 2018 Quarter we earned total revenue of $1,201,415 which is an increase of approximately $54,000 from our 2017 Quarter. The increase in total revenue was due to an increase of approximately $77,000 from income from equipment investment through SPV and an increase in rental income of approximately $18,000 offset by a decrease in interest income of approximately $41,000.

Our expenses for the 2019 Quarter compared to the 2018 Quarter are summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Expenses:
Management fees - Investment Manager	$105,000	$105,000
Depreciation and amortization	91,125	101,315
Professional fees	47,365	48,715
Administration expense	5,058	4,508
Other expenses	2,889	4,408
Expenses from equipment investment through SPV	705,695	686,050
Interest expense	170,536	170,536
Total Expenses	$1,127,668	$1,120,532

Foreign currency transaction losses	$514	$24,368

During the 2019 Quarter, we incurred total expenses of $1,127,668 versus total expenses of $1,120,532 for the 2018 Quarter. The primary reason for the increase of approximately $7,000 from the 2018 Quarter was due to an increase in expenses from our equipment investment through SPV offset by a decrease in depreciation and amortization expenses.

For the 2019 Quarter we generated foreign currency transaction losses of $514 which were incurred as follows: (i) approximately $500 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 2% during the 2019 Quarter. For the 2018 Quarter we generated foreign currency transaction losses of $24,368 which were incurred as follows: (i) approximately $24,350 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 4% during the 2018 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2019 Quarter of $153,994 compared to net income for the 2018 Quarter of $56,515.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$(266,379)	$(151,327)
Investing activities	$78,863	$88,525
Financing activities	$9,000	$—

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

Operating Activities

During the 2019 Quarter, we had cash outflows from operating activities of $266,379. This was principally due to a decrease in other assets of approximately $267,000 and a decrease in account payable and accrued expenses of $347,000. These were offset by an increase of accrued interest on notes and loans payable of approximately $170,000 and a non-cash increase of approximately $91,000 from depreciation and amortization. We anticipate that we will normally generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

During the 2018 Quarter, we had cash outflows from operating activities of $151,327. This was principally due to a decrease in other assets of approximately $141,000 and a decrease in account payable and accrued expenses of $248,000. These were offset by an increase of accrued interest on notes and loans payable of approximately $170,000 and a non-cash increase of approximately $101,000 from depreciation and amortization.

Investing Activities

Cash provided by investing activities for the 2019 Quarter was $78,863. We received $78,863 from our equipment investment through SPV. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

Cash provided by investing activities for the 2018 Quarter was $88,525. We received $88,525 from our equipment investment through SPV.

Financings and Borrowings

Cash provided by financing activities was $9,000 for the 2019 Quarter. During the 2019 Quarter, we collected approximately $9,000 from a note receivable with our Investment Manager.

There was no cash used in financing activities for the 2018 Quarter.

Distributions

During the three months ended March 31, 2019 and 2018, we did not make any cash distributions to our Limited Partners. We did not make a cash distribution to the General Partner during the three months ended March 31, 2019 and 2018.

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

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to these items since we filed our Annual Report on Form 10-K dated December 31, 2018.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2019, its internal control over financial reporting is effective.

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

Beginning January 1, 2019, we implemented ASU 2016-02 Leases (Topic 842), although the adoption of the new leases standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to leases. As part of the implementation process, we assessed our lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. We also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. There was no other change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated December 31, 2018.

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

May 15, 2019

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

