Form 10-Q
period 2019-06-30
SQN Alternative Investment Fund III, L.P.
filed 2019-08-14
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Yes [  ] No [X]

At August 14, 2019, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$144,537	$527,699
Accounts receivable	19,153	44,047
Investments in finance leases, net	143,763	-
Investments in equipment subject to operating leases, net	1,335,908	1,699,648
Collateralized loans receivable, including accrued interest of $0 and $0	568,650	568,650
Due from Investment Manager	-	15,055
Initial direct costs, net of accumulated amortization of $453,130 and $447,784	16,038	21,384
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	3,526,677	3,673,565
Other assets	1,729,464	1,275,746
Total Assets	$15,906,105	$16,247,709

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $1,383,239 and $1,040,272	$7,728,372	$7,385,405
Accounts payable and accrued expenses	1,310,686	2,748,683
Distributions payable to General Partner	179,193	179,193
Rental income received in advance	82,135	230,891
Deferred gain from investment	71,163	94,884
Security deposits payable	-	29,700
Total Liabilities	9,371,549	10,668,756

Commitments and contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	6,537,512	5,697,848
General Partner	(196,578)	(205,059)
Total Partners’ Equity attributable to the Partnership	6,340,934	5,492,789

Non-controlling interest in consolidated entities	193,622	86,164

Total Equity	6,534,556	5,578,953
Total Liabilities and Partners’ Equity	$15,906,105	$16,247,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue:
Rental income	$75,612	$161,546	$227,997	$327,730
Finance income	9,541	-	12,722	-
Gain on sale of assets	-	549,299	-	549,299
Investment income from participation interest and equity method investments	225,361	225,361	450,721	450,721
Interest income	15,737	105,968	31,301	130,248
Income from equipment investment through SPV	1,550,526	806,026	2,436,212	1,591,617
Total Revenue	1,876,777	1,848,200	3,158,953	3,049,615

Expenses:
Management fees - Investment Manager	96,000	102,000	201,000	207,000
Depreciation and amortization	91,126	80,937	182,251	182,252
Professional fees	42,235	51,585	89,600	100,300
Administration expense	10,586	10,631	15,644	15,139
Other expenses	5,619	3,161	8,508	7,569
Interest expense	172,431	172,431	342,967	342,967
Expenses from equipment investment through SPV (including depreciation expense of approximately $77,000 and $154,000 for the three and six months ended June 30, 2019, respectively)	655,936	787,437	1,361,631	1,473,487
Total Expenses	1,073,933	1,208,182	2,201,601	2,328,714
Foreign currency transaction losses	1,235	63,415	1,749	87,783
Net income	801,609	576,603	955,603	633,118

Net income attributable to non-controlling interest in consolidated entities	89,459	1,859	107,458	11,813
Net income attributable to the Partnership	$712,150	$574,744	$848,145	$621,305

Net income allocable to:
Limited Partners	$705,029	$568,997	$839,664	$615,092
General Partner	7,121	5,747	8,481	6,213
Net income	$712,150	$574,744	$848,145	$621,305

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10

Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$25.43	$20.53	$30.29	$22.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity (Deficit)

Six Months Ended June 30, 2019

(Unaudited)

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners	Non-controlling Interest

Balance, January 1, 2019	27,721.10	5,578,953	(205,059)	5,697,848	86,164

Net income	-	955,603	8,481	839,664	107,458
Balance, June 30, 2019	27,721.10	$6,534,556	$(196,578)	$6,537,512	$193,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$955,603	$633,118
Adjustments to reconcile net income to net cash used in operating activities:
Finance income	(12,722)	-
Accrued interest income	(31,301)	(130,248)
Gain on sale of assets	-	(549,299)
Depreciation and amortization	182,251	182,252
Foreign currency transaction losses	1,749	87,783
Change in operating assets and liabilities:
Accounts receivable	23,145	(104,979)
Accrued interest income received	31,301	62,445
Minimum rental payments received	26,094	-
Other assets	(453,718)	(575,648)
Accounts payable and accrued expenses	(1,437,997)	(222,491)
Deferred revenue	(23,721)	(23,721)
Accrued interest on notes and loans payable	342,967	342,968
Rental income received in advance	(148,756)	(101,370)
Net cash used in operating activities	(545,105)	(399,190)

Cash flows from investing activities:
Proceeds from residual value investments of equipment on lease	-	1,184,001
Cash paid for collateralized loan receivable	-	(568,650)
Cash received for repayment of collateralized loan receivable	-	922,034
Equipment investment through SPV	146,888	174,250
Net cash provided by investing activities	146,888	1,711,635

Cash flows from financing activities:
Cash paid for distributions to Limited Partners	-	(1,521,911)
Repayment of note from Investment Manager	15,055	-
Net cash provided by (used in) financing activities	15,055	(1,521,911)

Net decrease in cash and cash equivalents	(383,162)	(209,466)
Cash and cash equivalents, beginning of period	527,699	366,577
Cash and cash equivalents, end of period	$144,537	$157,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of equipment subject to operating leases to investment in finance leases	$157,135	$-
Distributions payable to General Partner	$-	$15,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2019 and 2018

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. at June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2018 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2018, an allowance for doubtful lease, note and loan accounts was recorded for loans which are deemed to be non-performing, there is a provision for lease, note and loan losses of $230,000. At June 30, 2019, the loans that were non-performing as of December 31, 2018 are recorded net of reserves. No additional allowance for doubtful lease, notes and loans was recorded as of June 30, 2019 since in the Investment Manager’s opinion all other accounts are deemed collectible.

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

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of June 30, 2019, there were no expected liabilities to be incurred under the BBA.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is currently effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30 day comment period. The Partnership is currently a smaller reporting company, and if this proposal is approved and becomes effective, the Partnership’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At June 30, 2019 and December 31, 2018, the Partnership has no remaining balance on the note receivable from its Investment Manager.

For the three months ended June 30, 2019 and 2018, the Partnership incurred the Investment Manager $96,000 and $102,000, respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations. For the six months ended June 30, 2019 and 2018, the Partnership incurred the Investment Manager $201,000 and $207,000, respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

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

4.	Investment in Finance Leases

At June 30, 2019 and December 31, 2018, net investment in finance leases consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Minimum rents receivable	$248,720	$—
Estimated unguaranteed residual value	—	—
Unearned income	(104,957)	—
Total	$143,763	$—

Aircraft Rotables

On February 16, 2019, the operating lease for aircraft rotables was amended and restructured as a finance lease and the Partnership reclassified the operating lease to investment in finance lease. The lease requires 1 monthly payment of $4,173 commencing in March 2019 and 35 monthly payments of $8,366 commencing in April 2019. At June 30, 2019, there were no significant changes to this lease.

5.	Investment in Equipment Subject to Operating Leases

At June 30, 2019 and December 31, 2018, investments in equipment subject to operating leases consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Aircraft rotables	$—	$339,700
Modular accommodations	2,928,049	2,928,049
	2,928,049	3,267,749
Accumulated depreciation	(1,592,141)	(1,568,101)

	$1,335,908	$1,699,648

Depreciation expense for the three and six months ended June 30, 2019 was $88,453 and $176,905, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $75,000 and $220,000 of rental income for the three and six months ended June 30, 2019, respectively. At June 30, 2019, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. On February 16, 2019, the operating lease for aircraft rotables was amended and restructured as a finance lease and the Partnership reclassified the operating lease to investment in finance lease. The lease generated approximately $0 and $7,511 of rental income for the three and six months ended June 30, 2019, respectively.

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

At June 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Quarter ending June 30,	U.S. Dollars	British Pounds (1)	Total
	(unaudited)	(unaudited)	(unaudited)
2020	$—	$82,724	$82,724
2021	—	—	—

	$—	$82,724	$82,724

(1)	Converted to U.S. Dollars at June 30, 2019 exchange rate of 1.2690.

6.	Investment in Participation Interest

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

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of June 30, 2019, the Partnership has an aggregate investment balance of $3,526,677.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the three months ended June 30, 2019, Boxship Holding recorded income of approximately $1,550,000 primarily from charter rental fees less total expenses of $661,000, consisting of ship operating expenses of approximately $434,000, ship management fees and charter commissions fees of approximately $79,000, general and administrative expenses of approximately $138,000, depreciation expense of approximately $77,000 and interest income of approximately $67,000 resulting in net income of approximately $889,000. For the six months ended June 30, 2019, Boxship Holding recorded income of approximately $2,436,000 primarily from charter rental fees less total expenses of $1,372,000, consisting of ship operating expenses of approximately $880,000, ship management fees and charter commissions fees of approximately $122,000, general and administrative expenses of approximately $175,000, depreciation expense of approximately $154,000 and interest expense of approximately $41,000 resulting in net income of approximately $1,064,000.

8.	Collateralized Loan Receivable

On June 29, 2018, the Partnership, acquired a promissory note issued by a third party with a principal amount equal to $568,650. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. For the three and six months ended June 30, 2019, the promissory note earned interest income of $15,737 and $31,301, respectively.

9.	Other Assets

Other assets primarily include $1,472,000 related to the Partnership’s investment in participation interest and $102,000 related to the Partnership’s Equipment Investment through SPV.

10.	Non-recourse Loans Payable

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at June 30, 2019 and December 31, 2018 was $6,345,133.

11.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loan receivable	$568,650	$568,650	$568,650	$568,650

Liabilities:
Loans payable	$6,345,133	$6,345,133	$6,345,133	$6,345,133

As of June 30, 2019, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

12.	Business Concentrations

For the six months ended June 30, 2019, the Partnership had one lessee which accounted for 100% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2018, the Partnership did not have any income derived from finance leases. For the six months ended June 30, 2019, the Partnership had one lessee which accounted for approximately 97% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2018, the Partnership had one lessee which accounted for approximately 93% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2019, the Partnership had one loan which accounted for 100% of the Partnership’s interest income. For the six months ended June 30, 2018, the Partnership had two loans which accounted for approximately 81% and 19% of the Partnership’s interest income.

At June 30, 2019, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in finance leases. At June 30, 2018, the Partnership did not have any investment in finance leases. At June 30, 2019, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in operating leases. At June 30, 2018, the Partnership had two lessee which accounted for approximately 90% and 10% of the Partnership’s investment in operating leases. At June 30, 2019 and 2018, the Partnership’s collateralized loans receivable was from one debtor.

As of June 30, 2019 and December 31, 2018, the outstanding loans payable of $7,728,372 and $7,385,405 were from one lender.

13.	Geographic Information

Geographic information for revenue for the three months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30, 2019
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$75,612	$—	$—	$75,612
Finance income	$—	$—	$9,541	$—	$9,541
Investment income from participation interest	$—	$225,361	$—	$—	$225,361
Interest income	$15,737	$—	$—	$—	$15,737
Income from equipment investment through SPV	$—	$1,550,526	$—	$—	$1,550,526

	Three Months Ended June 30, 2018
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$150,279	$11,267	$—	$161,546
Gain on sale of assets	$—	$549,299	$—	$—	$549,299
Investment income from participation interest	$—	$225,361	$—	$—	$225,361
Interest income	$210	$93,704	$—	$12,054	$105,968
Income from equipment investment through SPV	$—	$806,026	$—	$—	$806,026

Geographic information for revenue for the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended June 30, 2019
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$220,486	$7,511	$—	$227,997
Finance income	$—	$—	$12,722	$—	$12,722
Investment income from participation interest	$—	$450,721	$—	$—	$450,721
Interest income	$31,301	$—	$—	$—	$31,301
Income from equipment investment through SPV	$—	$2,436,212	$—	$—	$2,436,212

	Six Months Ended June 30, 2018
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$305,196	$22,534	$—	$327,730
Gain on sale of assets	$—	$549,299	$—	$—	$549,299
Investment income from participation interest	$—	$450,721	$—	$—	$450,721
Interest income	$210	$105,369	$—	$24,669	$130,248
Income from equipment investment through SPV	$—	$1,591,617	$—	$—	$1,591,617

Geographic information for long-lived assets at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Long-lived assets:
Investments in finance leases, net	$—	$—	$143,763	$—	$143,763
Investments in equipment subject to operating leases, net	$—	$1,335,908	$—	$—	$1,335,908
Equipment investment through SPV	$—	$3,526,677	$—	$—	$3,526,677
Collateralized loans receivable, including accrued interest	$568,650	$—	$—	$—	$568,650

	December 31, 2018
	United States	Europe	Australia	Mexico	Total
Long-lived assets:
Investments in equipment subject to operating leases, net	$—	$1,512,813	$186,835	$—	$1,699,648
Equipment investment through SPV	$—	$3,673,565	$—	$—	$3,673,565
Collateralized loans receivable, including accrued interest	$568,650	$—	$—	$—	$568,650

14.	Indemnifications

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is currently effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30 day comment period. The Partnership is currently a smaller reporting company, and if this proposal is approved and becomes effective, the Partnership’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

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

Results of Operations for the three months ended June 30, 2019 (the “2019 Quarter”) compared to the three months ended June 30, 2018 (the “2018 Quarter”)

Our revenue for the 2019 Quarter compared to the 2018 Quarter is summarized as follows:

	Three Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Revenue:
Rental income	$75,612	$161,546
Finance income	9,541	—
Gain on sale of assets	—	549,299
Investment income	225,361	225,361
Interest income	15,737	105,968
Income from equipment investment through SPV	1,550,526	806,026

Total Revenue	$1,876,777	$1,848,200

For the 2019 Quarter we earned total revenue of $1,876,777 which is an increase of approximately $29,000 from our 2018 Quarter. The increase in total revenue was due to an increase of approximately $745,000 from income from equipment investment through SPV and an increase in finance income of approximately $9,500 offset by a decrease in rental income of approximately $86,000, a decrease in interest income of approximately $90,000 and a decrease in gain on sale of assets of approximately $550,000.

For the 2018 Quarter we earned total revenue of $1,848,200 which is an increase of approximately $469,000 from our 2017 Quarter. The increase in total revenue was due primarily to an increase of approximately $181,000 from income from equipment investment through SPV, an increase in gain on sale of assets of approximately $226,000 and an increase in interest income of approximately $54,000.

Our expenses for the 2019 Quarter compared to the 2018 Quarter are summarized as follows:

	Three Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Expenses:
Management fees - Investment Manager	$96,000	$102,000
Depreciation and amortization	91,126	80,937
Professional fees	42,235	51,585
Administration expense	10,586	10,631
Other expenses	5,619	3,161
Expenses from equipment investment through SPV	655,936	787,437
Interest expense	172,431	172,431
Total Expenses	$1,073,933	$1,208,182

Foreign currency transaction losses	$1,235	$63,415

During the 2019 Quarter, we incurred total expenses of $1,073,933 versus total expenses of $1,208,182 for the 2018 Quarter. The primary reason for the decrease of approximately $134,000 from the 2018 Quarter was due to a decrease in expenses from our equipment investment through SPV.

For the 2019 Quarter we generated foreign currency transaction losses of $1,235 which were incurred as follows: (i) approximately $1,200 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 3% during the 2019 Quarter. For the 2018 Quarter we generated foreign currency transaction losses of $63,415 which were incurred as follows: (i) approximately $63,400 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 6% during the 2018 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2019 Quarter of $801,609 compared to net income for the 2018 Quarter of $576,603.

Results of Operations for the six months ended June 30, 2019 (the “2019 Period”) compared to the six months ended June 30, 2018 (the “2018 Period”)

Our revenue for the 2019 Period compared to the 2018 Period is summarized as follows:

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Revenue:
Rental income	$227,997	$327,730
Finance income	12,722	—
Gain on sale of assets	—	549,299
Investment income	450,721	450,721
Interest income	31,301	130,248
Income from equipment investment through SPV	2,436,212	1,591,617

Total Revenue	$3,158,953	$3,049,615

For the 2019 Period we earned total revenue of $3,158,953 which is an increase of approximately $109,000 from our 2018 Period. The increase in total revenue was due to an increase of approximately $845,000 from income from equipment investment through SPV and an increase in finance income of approximately $13,000 offset by a decrease in rental income of approximately $100,000, a decrease in interest income of approximately $99,000 and a decrease in gain on sale of assets of approximately $550,000.

For the 2018 Period we earned total revenue of $3,049,615 which is an increase of approximately $523,000 from our 2017 Period. The increase in total revenue was primarily due to an increase of approximately $259,000 from income from equipment investment through SPV and an increase in gain on sale of assets of approximately $226,000.

Our expenses for the 2019 Period compared to the 2018 Period are summarized as follows:

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Expenses:
Management fees - Investment Manager	$201,000	$207,000
Depreciation and amortization	182,251	182,252
Professional fees	89,600	100,300
Administration expense	15,644	15,139
Other expenses	8,508	7,569
Expenses from equipment investment through SPV	1,361,631	1,473,487
Interest expense	342,967	342,967
Total Expenses	$2,201,601	$2,328,714

Foreign currency transaction losses	$1,749	$87,783

During the 2019 Period, we incurred total expenses of $2,201,601 versus total expenses of $2,328,714 for the 2018 Period. The primary reason for the decrease of approximately $127,000 from the 2018 Period was due to a decrease in expenses from our equipment investment through SPV and a decrease in professional fees.

For the 2019 Period we generated foreign currency transaction losses of $1,749 which were incurred as follows: (i) approximately $1,700 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar increased approximately 0% during the 2019 Period. For the 2018 Period we generated foreign currency transaction losses of $87,783 which were incurred as follows: (i) approximately $87,750 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 3% during the 2018 Period. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2019 Period of $955,603 compared to net income for the 2018 Period of $633,118.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$(545,105)	$(399,190)
Investing activities	$146,888	$1,711,635
Financing activities	$15,055	$(1,521,911)

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

Operating Activities

During 2019, we had cash outflows from operating activities of $545,105. This was principally due to an increase in other assets of approximately $454,000 and a decrease in account payable and accrued expenses of $1,438,000. These were offset by net income of approximately $956,000, an increase of accrued interest on notes and loans payable of approximately $343,000 and a non-cash increase of approximately $183,000 from depreciation and amortization. We anticipate that we will normally generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash provided by investing activities for the 2019 Period was $146,888. We received $146,888 from our equipment investment through SPV. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

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

Financings and Borrowings

Cash provided by financing activities was $15,055 for the 2019 Period. During the 2019 Period, we collected approximately $15,000 from a note receivable with our Investment Manager.

Cash used in financing activities was $1,521,911 for the 2018 Period and is due to cash outflows for distributions to our Limited Partners.

Distributions

During the six months ended June 30, 2019, we did not make any cash distributions to our Limited Partners. We did not make a cash distribution to the General Partner during the six months ended June 30, 2019.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2019, its internal control over financial reporting is effective.

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

Beginning January 1, 2019, we implemented ASU 2016-02 Leases (Topic 842), although the adoption of the new leases standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to leases. As part of the implementation process, we assessed our lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. We also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. There was no other change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2019

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

