Form 10-Q
period 2019-09-30
SQN Alternative Investment Fund III, L.P.
filed 2019-11-14
CIK 1489367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO _______

COMMISSION FILE NUMBER: 333-166195

SQN Alternative Investment Fund III L.P.

(Exact name of registrant as specified in its charter)

Delaware	27-2173346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

100 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (212) 422-2166

(Former name, former address and former fiscal year, if changed since last report.)

100 Wall Street, 28th Floor, New York, NY 10005

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

Yes [  ] No [X]

At November 14, 2019, there were 27,721.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Alternative Investment Fund III L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets

Cash and cash equivalents	$91,529	$527,699
Accounts receivable	19,153	44,047
Investments in finance leases, net	130,717	-
Investments in equipment subject to operating leases, net	1,283,327	1,699,648
Collateralized loans receivable, including accrued interest of $0 and $0	568,650	568,650
Due from Investment Manager	-	15,055
Initial direct costs, net of accumulated amortization of $455,803 and $447,784	13,365	21,384
Investment in participation interest	8,421,915	8,421,915
Equipment investment through SPV	3,445,958	3,673,565
Other assets	2,190,069	1,275,746
Total Assets	$16,164,683	$16,247,709

Liabilities and Partners’ Equity

Liabilities:
Non-recourse loans payable, including accrued interest of $1,557,565 and $1,040,272	$7,902,698	$7,385,405
Accounts payable and accrued expenses	2,248,467	2,748,683
Distributions payable to General Partner	179,193	179,193
Rental income received in advance	16,275	230,891
Deferred gain from investment	59,302	94,884
Security deposits payable	-	29,700
Total Liabilities	10,405,935	10,668,756

Partners’ Equity (Deficit):
Limited Partners	5,840,250	5,697,848
General Partner	(203,621)	(205,059)
Total Partners’ Equity attributable to the Partnership	5,636,629	5,492,789

Non-controlling interest in consolidated entities	122,119	86,164

Total Equity	5,758,748	5,578,953
Total Liabilities and Partners’ Equity	$16,164,683	$16,247,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue:
Rental income	$64,181	$155,665	$292,178	$483,395
Finance income	9,542	-	22,264	-
Gain on sale of assets	-	-	-	549,299
Investment income from participation interest and equity method investments	225,360	225,360	676,081	676,081
Interest income	15,909	15,909	47,210	146,157
Income from equipment investment through SPV	368,947	792,855	2,805,159	2,384,472
Total Revenue	683,939	1,189,789	3,842,892	4,239,404

Expenses:
Management fees - Investment Manager	96,000	108,000	297,000	315,000
Depreciation and amortization	55,254	91,125	237,505	273,377
Professional fees	43,665	48,715	133,265	149,015
Administration expense	5,781	6,404	21,425	21,543
Other expenses	2,426	3,018	10,934	10,587
Interest expense	174,327	174,327	517,294	517,294
Expenses from equipment investment through SPV (including depreciation expense of approximately $77,000 and $231,000 for the three and nine months ended September 30, 2019, respectively)	1,083,973	654,328	2,445,604	2,127,815
Total Expenses	1,461,426	1,085,917	3,663,027	3,414,631
Foreign currency transaction (gains) losses	(1,679)	26,112	70	113,895
Net (loss) income	$(775,808)	$77,760	$179,795	$710,878

Net (loss) income attributable to non-controlling interest in consolidated entities	(71,503)	13,853	35,955	25,666
Net (loss) income attributable to the Partnership	(704,305)	63,907	143,840	685,212

Net (loss) income allocable to:
Limited Partners	$(697,262)	$63,268	$142,402	$678,360
General Partner	(7,043)	639	1,438	6,852
Net (loss) income	$(704,305)	$63,907	$143,840	$685,212

Weighted average number of limited partnership interests outstanding	27,721.10	27,721.10	27,721.10	27,721.10

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(25.15)	$2.28	$5.14	$24.47

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity (Deficit)

Nine Months Ended September 30, 2019

(Unaudited)

	Limited Partnership Interests	Total Partners’ Equity (Deficit)	General Partner	Limited Partners	Non-controlling Interest

Balance, January 1, 2019	27,721.10	5,578,953	(205,059)	5,697,848	86,164

Net income	-	179,795	1,438	142,402	35,955
Balance, September 30, 2019	27,721.10	$5,758,748	$(203,621)	$5,840,250	$122,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Alternative Investment Fund III L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$179,795	$710,878
Adjustments to reconcile net income to net cash used in operating activities:
Finance income	(22,264)	-
Accrued interest income	(47,210)	(146,157)
Gain on sale of assets	-	(549,299)
Depreciation and amortization	237,505	273,377
Foreign currency transaction losses	70	113,895
Change in operating assets and liabilities:
Accounts receivable	24,824	(153,268)
Accrued interest income received	47,210	78,564
Minimum rental payments received	48,682	-
Other assets	(914,323)	(1,007,404)
Accounts payable and accrued expenses	(500,216)	(125,251)
Deferred revenue	(35,582)	(35,582)
Accrued interest on notes and loans payable	517,293	517,294
Rental income received in advance	(214,616)	(152,055)
Net cash used in operating activities	(678,832)	(475,008)

Cash flows from investing activities:
Proceeds from residual value investments of equipment on lease	-	1,184,001
Cash paid for collateralized loan receivable	-	(568,650)
Cash received for repayment of collateralized loan receivable	-	922,034
Equipment investment through SPV	227,607	212,398
Net cash provided by investing activities	227,607	1,749,783

Cash flows from financing activities:
Cash paid for distributions to Limited Partners	-	(1,521,911)
Repayment of note from Investment Manager	15,055	12,000
Net cash provided by (used in) financing activities	15,055	(1,509,911)

Net decrease in cash and cash equivalents	(436,170)	(235,136)
Cash and cash equivalents, beginning of period	527,699	366,577
Cash and cash equivalents, end of period	$91,529	$131,441

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

Three and Nine Months Ended September 30, 2019 and 2018

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

The Partnership was declared effective by the Securities and Exchange Commission (“SEC”) on March 17, 2011, which was the commencement date of the Offering Period. The Offering Period concluded on March 15, 2013. During the Offering Period, the Partnership admitted 375 Limited Partners, raised $27,861,100 in capital contributions, issued 27,861.10 Units at $1,000 per Unit and paid organizational and offering expenses totaling $999,119. During the Offering Period the Partnership paid $557,222 in distribution expenses to SQN Securities LLC, (“Securities”) a Delaware limited liability company Securities was the sole selling agent for the Partnership’s Units. A Limited Partner may not redeem their Units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN Alternative Investment Fund III, L.P. at September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2018 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, note and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, note and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2018, an allowance for doubtful lease, note and loan accounts was recorded for loans which are deemed to be non-performing, there is a provision for lease, note and loan losses of $230,000. At September 30, 2019, the loans that were non-performing as of December 31, 2018 are recorded net of reserves. No additional allowance for doubtful lease, notes and loans was recorded as of September 30, 2019 since in the Investment Manager’s opinion all other accounts are deemed collectible.

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

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of September 30, 2019, there were no expected liabilities to be incurred under the BBA.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is currently effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has approved an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

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

On March 15, 2013, the Partnership recorded a due from Investment Manager in the amount of $441,897 for organizational and offering expenses that exceeded 2% of the total equity raised, which bears interest at 10% per year, has monthly principal and interest payments of $11,767 and terminates December 2016. Under the terms of the Offering Agreement, the Partnership’s Investment Manager was not required to reimburse the Partnership with interest. At September 30, 2019 and December 31, 2018, the Partnership has no remaining balance on the note receivable from its Investment Manager.

For the three months ended September 30, 2019 and 2018, the Partnership incurred the Investment Manager $96,000 and $108,000, respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, the Partnership incurred the Investment Manager $297,000 and $315,000, respectively, which is included in Management fees – Investment Manager in the condensed consolidated statements of operations.

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

4.	Investment in Finance Leases

At September 30, 2019 and December 31, 2018, net investment in finance leases consisted of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Minimum rents receivable	$226,132	$—
Estimated unguaranteed residual value	—	—
Unearned income	(95,415)	—
Total	$130,717	$—

Aircraft Rotables

On February 16, 2019, the operating lease for aircraft rotables was amended and restructured as a finance lease and the Partnership reclassified the operating lease to investment in finance lease. The lease requires 1 monthly payment of $4,173 commencing in March 2019 and 35 monthly payments of $8,366 commencing in April 2019. At September 30, 2019, there were no significant changes to this lease.

5.	Investment in Equipment Subject to Operating Leases

At September 30, 2019 and December 31, 2018, investments in equipment subject to operating leases consisted of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Aircraft rotables	$—	$339,700
Modular accommodations	2,928,049	2,928,049
	2,928,049	3,267,749
Accumulated depreciation	(1,644,722)	(1,568,101)

	$1,283,327	$1,699,648

Depreciation expense for the three and nine months ended September 30, 2019 was $52,581 and $229,486, respectively. Depreciation expense for the three and nine months ended September 30, 2018 was $88,452 and $265,357, respectively.

Modular Accommodations

In January 2015, Bravo reclassified three leases from other assets to operating leases upon the final execution of lease renewals and the receipt of lease payments associated with such renewals. These leases are for modular accommodations configured as healthcare centers in the United Kingdom that Bravo purchased for £1,582,278 ($2,500,000 applying the exchange rate used in the agreement). One of the leases has a month to month lease term and monthly payments of £17,295. The second lease had a remaining term of 60 months and monthly payments of £6,760. The third lease also had a remaining term of 60 months and monthly payments of £12,917. These leases generated approximately $64,000 and $284,000 of rental income for the three and nine months ended September 30, 2019, respectively. At September 30, 2019, there were no significant changes to these leases.

Aircraft Rotables

On June 19, 2013, Bravo purchased a lease for a 90% ownership interest in aircraft rotables located in Australia from SQN Fund II for $310,000, which included the assumption by Bravo of a security deposit of $29,700. The lease expired on February 15, 2015 and required monthly rental payments of $3,777. At lease expiration, the lessee extended the lease on the same terms for another four years through February 15, 2019. On February 16, 2019, the operating lease for aircraft rotables was amended and restructured as a finance lease and the Partnership reclassified the operating lease to investment in finance lease. The lease generated $0 and $7,511 of rental income for the three and nine months ended September 30, 2019, respectively.

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

At September 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows:

	Lease Payment Currencies
Quarter ending September 30,	U.S. Dollars	British Pounds (1)	Total
	(unaudited)	(unaudited)	(unaudited)
2020	$—	$15,884	$15,884
2021	—	—	—

	$—	$15,884	$15,884

(1)	Converted to U.S. Dollars at September 30, 2019 exchange rate of 1.2297.

6.	Investment in Participation Interest

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

On June 22, 2016, Delta entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Delta acquired an 88.20% (90% of 98%) economic interest in a portfolio of a container feeder vessel. Delta acquired their economic interest in the vessel through a limited partnership interest in Boxship Holding, which acquired and operates the container feeder vessel. Boxship Holding acquired a container feeder vessel for $3,546,016 and drydocking reserves of $747,123 for an aggregate investment of $4,293,139. As of September 30, 2019, the Partnership has an aggregate investment balance of $3,445,958.

Boxship Holding acquired and operates a container feeder vessel which collects shipping containers from different ports and transports them to central container terminals where they are loaded to bigger vessels. For the three months ended September 30, 2019, Boxship Holding recorded income of approximately $369,000 primarily from charter rental fees less total expenses of $1,089,000, consisting of ship operating expenses of approximately $394,000, ship management fees and charter commissions fees of approximately $405,000, general and administrative expenses of approximately $207,000, depreciation expense of approximately $77,000 and interest expense of approximately $6,000 resulting in a net loss of approximately $720,000. For the nine months ended September 30, 2019, Boxship Holding recorded income of approximately $2,805,000 primarily from charter rental fees less total expenses of $2,461,000, consisting of ship operating expenses of approximately $1,274,000, ship management fees and charter commissions fees of approximately $527,000, general and administrative expenses of approximately $382,000, depreciation expense of approximately $231,000 and interest expense of approximately $47,000 resulting in net income of approximately $344,000.

8.	Collateralized Loan Receivable

On June 29, 2018, the Partnership, acquired a promissory note issued by a third party with a principal amount equal to $568,650. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. For the three and nine months ended September 30, 2019, the promissory note earned interest income of $15,909 and $47,210, respectively.

9.	Other Assets

Other assets primarily include $1,686,000 related to the Partnership’s investment in participation interest and $350,000 related to the Partnership’s Equipment Investment through SPV.

10.	Non-recourse Loans Payable

On October 29, 2013, Delta borrowed $4,200,000 in the form of a senior participation from the same third party lender as disclosed in the Bravo loan above. The loan accrues interest at 10.9% per annum. The debt will be repaid with cash flows generated from the underlying asset acquired. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Delta as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. In connection with the Boxship Holding transaction, on June 22, 2016, Delta and the third party amended and restated the participation agreement and Delta borrowed an additional $3,443,185 in the form of a senior participation instrument. All other terms of the participation agreement were not amended. The outstanding principal balance at September 30, 2019 and December 31, 2018 was $6,345,133.

11.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, other assets and accounts payable and accrued expenses approximate fair value.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loan receivable	$568,650	$568,650	$568,650	$568,650

Liabilities:
Loans payable	$6,345,133	$6,345,133	$6,345,133	$6,345,133

As of September 30, 2019, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

12.	Business Concentrations

For the nine months ended September 30, 2019, the Partnership had one lessee which accounted for 100% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2018, the Partnership did not have any income derived from finance leases. For the nine months ended September 30, 2019, the Partnership had one lessee which accounted for approximately 97% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2018, the Partnership had one lessee which accounted for approximately 93% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2019, the Partnership had one loan which accounted for 100% of the Partnership’s interest income. For the nine months ended September 30, 2018, the Partnership had three loans which accounted for approximately 72%, 17% and 11% the Partnership’s interest income.

At September 30, 2019, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in finance leases. At September 30, 2018, the Partnership did not have any investment in finance leases. At September 30, 2019, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in operating leases. At September 30, 2018, the Partnership had two lessee which accounted for approximately 90% and 10% of the Partnership’s investment in operating leases. At September 30, 2019 and 2018, the Partnership’s collateralized loans receivable was from one debtor.

As of September 30, 2019 and December 31, 2018, the outstanding loans payable of $7,902,698 and $7,385,405 were from one lender.

13.	Geographic Information

Geographic information for revenue for the three months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30, 2019
	United States	Europe	Australia	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$64,181	$—	$64,181
Finance income	$—	$—	$9,542	$9,542
Investment income from participation interest	$—	$225,360	$—	$225,360
Interest income	$15,909	$—	$—	$15, 909
Income from equipment investment through SPV	$—	$368,947	$—	$368, 947

	Three Months Ended September 30, 2018
	United States	Europe	Australia	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$144,398	$11,267	$155,665
Interest income	$15,909	$—	$—	$15,909
Investment income from participation interest	$—	$225,360	$—	$225,360
Income from equipment investment through SPV	$—	$792,855	$—	$792,855

Geographic information for revenue for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30, 2019
	United States	Europe	Australia	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$284,667	$7,511	$292,178
Finance income	$—	$—	$22,264	$22,264
Investment income from participation interest	$—	$676,081	$—	$676,081
Interest income	$47,210	$—	$—	$47,210
Income from equipment investment through SPV	$—	$2,805,159	$—	$2,805,159

	Nine Months Ended September 30, 2018
	United States	Europe	Australia	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$449,594	$33,801	$—	$483,395
Gain on sale of assets	$—	$549,299	$—	$—	$549,299
Investment income from participation interest	$—	$676,081	$—	$—	$676,081
Interest income	$16,119	$105,369	$—	$24,669	$146,157
Income from equipment investment through SPV	$—	$2,384,472	$—	$—	$2,384,472

Geographic information for long-lived assets at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019
	United States	Europe	Australia	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Long-lived assets:
Investments in finance leases, net	$—	$—	$130,717	$130,717
Investments in equipment subject to operating leases, net	$—	$1,283,327	$—	$1,283,327
Equipment investment through SPV	$—	$3,445,958	$—	$3,445,958
Collateralized loans receivable, including accrued interest	$568,650	$—	$—	$568,650

	December 31, 2018
	United States	Europe	Australia	Total
Long-lived assets:
Investments in equipment subject to operating leases, net	$—	$1,512,813	$186,835	$1,699,648
Equipment investment through SPV	$—	$3,673,565	$—	$3,673,565
Collateralized loans receivable, including accrued interest	$568,650	$—	$—	$568,650

14.	Indemnifications

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is currently effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has approved an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

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

Results of Operations for the three months ended September 30, 2019 (the “2019 Quarter”) compared to the three months ended September 30, 2018 (the “2018 Quarter”)

Our revenue for the 2019 Quarter compared to the 2018 Quarter is summarized as follows:

	Three Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Revenue:
Rental income	$64,181	$155,665
Finance income	9,542	—
Gain on sale of assets	—	—
Investment income	225,360	225,360
Interest income	15,909	15,909
Income from equipment investment through SPV	368,947	792,855

Total Revenue	$683,939	$1,189,789

For the 2019 Quarter we earned total revenue of $683,939 which is an decrease of approximately $506,000 from our 2018 Quarter. The decrease in total revenue was due to a decrease of approximately $424,000 from income from equipment investment through SPV, and a decrease in rental income of approximately $91,500 offset by an increase in finance income of approximately $9,500.

For the 2018 Quarter we earned total revenue of $1,189,789 which is an increase of approximately $41,000 from our 2017 Quarter. The increase in total revenue was due primarily to an increase of approximately $52,000 from income from equipment investment through SPV offset by a decrease in interest income of approximately $10,000.

Our expenses for the 2019 Quarter compared to the 2018 Quarter are summarized as follows:

	Three Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Expenses:
Management fees - Investment Manager	$96,000	$108,000
Depreciation and amortization	55,254	91,125
Professional fees	43,665	48,715
Administration expense	5,781	6,404
Other expenses	2,426	3,018
Expenses from equipment investment through SPV	1,083,973	654,328
Interest expense	174,327	174,327
Total Expenses	$1,461,426	$1,085,917

Foreign currency transaction (gain) loss	$(1,679)	$26,112

During the 2019 Quarter, we incurred total expenses of $1,461,426 versus total expenses of $1,085,917 for the 2018 Quarter. The primary reason for the increase of approximately $376,000 from the 2018 Quarter was due to an increase in expenses from our equipment investment through SPV.

For the 2019 Quarter we generated foreign currency transaction gain of $1,679 which were incurred as follows: (i) approximately $1,600 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 3% during the 2019 Quarter. For the 2018 Quarter we generated foreign currency transaction losses of $26,112 which were incurred as follows: (i) approximately $26,100 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 1% during the 2018 Quarter. We do not currently, and we have no plans in the future, to hedge our British Pound Sterling exposure. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net (Loss) Income

As a result of the factors discussed above we generated a net loss for the 2019 Quarter of $775,808 compared to net income for the 2018 Quarter of $77,760.

Results of Operations for the nine months ended September 30, 2019 (the “2019 Period”) compared to the nine months ended September 30, 2018 (the “2018 Period”)

Our revenue for the 2019 Period compared to the 2018 Period is summarized as follows:

	Nine months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Revenue:
Rental income	$292,178	$483,395
Finance income	22,264	—
Gain on sale of assets	—	549,299
Investment income	676,081	676,081
Interest income	47,210	146,157
Income from equipment investment through SPV	2,805,159	2,384,472

Total Revenue	$3,842,892	$4,239,404

For the 2019 Period we earned total revenue of $3,842,892 which is a decrease of approximately $397,000 from our 2018 Period. The decrease in total revenue was due to a decrease of approximately $550,000 from gain on sale of assets, a decrease in rental income of approximately $191,000, and a decrease in interest income of approximately $99,000 offset by an increase in income from equipment investment through SPV of approximately $421,000 and finance income of approximately $22,000.

For the 2018 Period we earned total revenue of $4,239,404 which is an increase of approximately $564,000 from our 2017 Period. The increase in total revenue was primarily due to an increase of approximately $311,000 from income from equipment investment through SPV and an increase in gain on sale of assets of approximately $226,000.

Our expenses for the 2019 Period compared to the 2018 Period are summarized as follows:

	Nine months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Expenses:
Management fees - Investment Manager	$297,000	$315,000
Depreciation and amortization	237,505	273,377
Professional fees	133,265	149,015
Administration expense	21,425	21,543
Other expenses	10,934	10,587
Expenses from equipment investment through SPV	2,445,604	2,127,815
Interest expense	517,294	517,294
Total Expenses	$3,663,027	$3,414,631

Foreign currency transaction losses	$70	$113,895

During the 2019 Period, we incurred total expenses of $3,663,027 versus total expenses of $3,414,631 for the 2018 Period. The primary reason for the increase of approximately $248,000 from the 2018 Period was due to an increase in expenses from our equipment investment through SPV.

For the 2019 Period we generated foreign currency transaction losses of $70 which were incurred as follows: (i) approximately $70 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 3.4% during the 2019 Period. For the 2018 Period we generated foreign currency transaction losses of $113,895 which were incurred as follows: (i) approximately $113,850 was related directly to our equipment leasing transactions or project financings in the United Kingdom and (ii) the remaining balance was related to foreign exchange fluctuation changes in our cash accounts located in the United Kingdom. The exchange rate between the British Pound and the United States of America dollar decreased approximately 3.4% during the 2018 Period. We expect to have gains and losses relating to our investments denominated in foreign currencies and the swings may be large from year to year. We do not hedge our foreign currency exposures and may not hedge such exposures in the future.

Net Income

As a result of the factors discussed above we generated net income for the 2019 Period of $179,795 compared to net income for the 2018 Period of $710,878.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$(678,832)	$(475,008)
Investing activities	$227,607	$1,749,783
Financing activities	$15,055	$(1,509,911)

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

Operating Activities

During 2019, we had cash outflows from operating activities of $678,832. This was principally due to an increase in other assets of approximately $914,000 and a decrease in account payable and accrued expenses of $500,000. These were offset by net income of approximately $180,000, an increase of accrued interest on notes and loans payable of approximately $517,000 and a non-cash increase of approximately $238,000 from depreciation and amortization. We anticipate that we will normally generate net cash inflows from operations but we may experience swings due mostly to changes in the foreign currency transaction gains or losses from year to year.

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

Investing Activities

Cash provided by investing activities for the 2019 Period was $227,607. We received $227,607 from our equipment investment through SPV. We anticipate generating cash inflows during the Liquidation Period as we sell our various equipment leases.

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

Distributions

During the nine months ended September 30, 2019, we did not make any cash distributions to our Limited Partners. We did not make a cash distribution to the General Partner during the nine months ended September 30, 2019.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2019, its internal control over financial reporting is effective.

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

Beginning January 1, 2019, we implemented ASU 2016-02 Leases (Topic 842), although the adoption of the new leases standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to leases. As part of the implementation process, we assessed our lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. We also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. There was no other change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2019

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

